Form 10-K
period 1996-05-31
PERIPHONICS CORP
filed 1996-08-29
CIK 937598

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the fiscal year ended May 31, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         Commission File No.:  0-25592

                             PERIPHONICS CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                               11-2699509
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)                Identification No.)


               4000 Veterans Memorial Highway, Bohemia, N.Y. 11716 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (516) 468-9000

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the 5,101,022 shares of Common Stock held by non-affiliates of the Company as of August 26, 1996 is $174,710,004.

     The number of shares outstanding of each of the registrant's classes of common equity as of August 26, 1996 is as follows:


         Class of                                  Number of
       Common Equity                                 Shares

       Common Stock                                6,809,166
       par value $.01



     The information required by Part III of this Form 10-K is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission on or before September 28, 1996.

                                     PART I

Item 1.  Business

General

     Periphonics Corporation (the "Company") was originally incorporated in Delaware in December 1969. On January 31, 1983, the Company was dissolved and operated as a division of Gilbarco, Inc., a wholly-owned subsidiary of Exxon Corporation. On July 26, 1984, the Company was reincorporated in Delaware and in 1986, 4000 VMH Corp., a company owned by persons who were then senior executives of the Company, purchased all of the outstanding Common Stock of the Company from Exxon Corporation. In March 1995, the Company completed an initial public offering ("IPO") of its Common Stock. Effective upon the closing of the IPO, 4000 VMH Corp. was merged with and into the Company.

     Periphonics develops, markets and supports high performance, interactive voice response ("IVR") systems, based on industry-standard, open architecture computer hardware and operating system software, in combination with its own proprietary IVR technology, that address the needs of mid-size and large scale customer installations. The Company is an established leader within the mid-size and large scale segments of the IVR industry, having installed systems with over 140,000 ports since 1988, and with over 26 years of experience serving the IVR market.

The IVR Market

     IVR systems represent an important element in the telecommunications and data processing infrastructure of many customer service-oriented organizations. IVR systems enable callers to use a touch-tone telephone to access information in an organization's computer database and to receive that information verbally via high quality digitally-stored or synthesized speech. In addition, these systems enable customers to execute certain transactions on-line without the intervention of customer service personnel. As a result, IVR systems permit businesses and other organizations in both the public and private sectors to better utilize the capabilities of their telephone and computer systems, to provide new revenue generating services, to increase the productivity of their customer support staff, and to offer more services to customers in less time and at lower cost. IVR systems are used for a variety of transaction specific applications including accessing data regarding bank, mutual fund or brokerage accounts; checking the status of insurance claims or tax filings; obtaining loan or credit card balances and/or rates; registering for college courses; and retrieving descriptions of particular products or services.

     IVR systems constitute a specialized segment of the overall voice processing/call processing market, which also includes voice messaging/voice mail systems, automated attendant systems, automated call distribution systems and outbound predictive dialing systems. The Company believes that the increased use of IVR systems has been due to several factors, including industry-wide improvements in product features, public acceptance of IVR systems to obtain information or execute transactions and competitive pressures on organizations to offer improved customer services at lower costs.

     International sales constitute an important element of Periphonics' business, and Periphonics believes that international markets will continue to offer attractive growth potential. See Note 12 of Notes to Consolidated Financial Statements for information concerning the Company's operations by geographic area.

Principal Markets, Customers and Applications

     Since 1988, Periphonics has manufactured and delivered IVR systems containing a total of more than 140,000 ports of capacity to customers in the U.S. and in more than 40 other countries. Based on its installed customer base, the Company believes it is a leading supplier of mid-size and large scale IVR systems. In each of fiscal 1994, 1995 and 1996, no single customer accounted for as much as 10% of the Company's total revenues. In fiscal 1996, the Company's top ten customers (three of which were new customers) accounted for approximately 41% of total revenues. Four of these top ten customers were telecommunications companies, four of them were financial services companies and two were government customers. The Company's system sales to customers outside the U.S. contributed approximately 36% of total system sales in fiscal 1996.

     Some of the representative markets using Periphonics IVR systems and typical customer applications in these markets are described below:


Market                      Typical Applications

Telecommunications          Trouble Reporting, Residential and Business
                            Customer Services, Business Office and Account
                            Inquiry, Repair Service, Order Entry, Reverse
                            Directory Assistance, Paging, Collect Calling and
                            Calling Card Services

Financial Services          Account Inquiry, Transaction History, Current Loan
                            and Deposit Rates, Available Credit Line, Funds
                            Transfers, Credit Card Inquiry, Stock Quotes and
                            Securities Trades, Bill Payment, Coverage
                            Verification

Government                  Tax Filing, Employment Services, including Claims
                            Reporting, Job Openings and Benefits; Driver
                            License Verification, Taxpayer Information

Higher Education            Course Registration, Grade Reporting, Financial
                            Aid Status, Admission Status

Other Markets               Order Entry, Order Status, Frequent Flyer Inquiries,
                            Flight Information, Outage Reporting, Account
                            Balance, Payment Scheduling, Dealer Locator

Product Technology

     The Company's VPS Series IVR products generally consist of the following major elements: (i) an application processor platform with one or more SPARC-based RISC processors; (ii) a proprietary voice subsystem that contains one or more telephony interface boards, voice storage, and one or more tone-detection modules, (iii) Company-designed transaction processing software modules and (iv) optional application development tools.

     The main attributes of the VPS Series' architecture include its internally distributed client/server processing structure and function specific processing via dedicated microprocessors. The major advantage of this approach is two fold: first, it allows for more effective system implementation by tailoring each function as required; second, it allows for incorporation of new technology in each function as it becomes available, which is beneficial since technology relating to different functions improves at different rates over time. The result of the VPS Series' architecture is an IVR system that can be tailored for many configurations and adapted to newer technologies in telephony and transaction-processing. By maintaining an unmodified UNIX kernal and standard UNIX file system, the Company's VPS Series system software delivers an open and scalable client/server implementation which can be easily migrated to new UNIX versions or to other hardware platforms. The architecture of the VPS Series has been designed to provide a systems platform that supports capacity growth and technological evolution with modular upgrades.

     The VPS Series products, like those of several other competitors (such as Lucent Technologies, formerly part of AT&T, and InterVoice), utilize internally developed telephony interfaces and speech processing modules. Many other competitors rely on telephony interface and other modules purchased from board level third party suppliers (such as Dialogic Corporation or Natural Microsystems, Inc.). The Company believes that designing its own telephone and speech processing modules gives it an advantage in evolving and upgrading its systems in a logical and compatible manner, thus preserving the customer's investment in the system over a longer period of time.

     The Company's VPS Series products offer a wide range of telephone interface and data connectivity options. The telephone interface options supported by the system include standard digital (including ISDN support for countries including the U.S., Canada and Germany) and analog connections to public switched networks and to a variety of PBX/ACD systems from vendors including Lucent Technologies, Northern Telecom, Rolm/Siemens, Rockwell, Aspect, NEC, Fujitsu, Hitachi, Ericsson and Alcatel. The data connectivity options supported by the system include interfaces for mainframe-based legacy systems as well as LAN-based systems. These interfaces can support a variety of databases and Application Programming Interfaces ("APIs").

     The table below lists the current VPS Series data connectivity options:



Protocols            Physical Link            Computer System/Database/API


TCP/IP               Ethernet                 UNIX servers running Oracle,
                     Token-Ring               Sybase, Informix, Progress
                                              database systems

SNA                  SDLC                     IBM or Compatible Mainframe
                     BISYNC                   Systems with CICS, IMS, DB2
                     Ethernet
                     Token-Ring

VT100/220            RS232 ASYNC              Digital Equipment, Hewlett
                     Ethernet                 Packard and Sequent accessed with
                                              Terminal Emulation Interface

X.25                 Synchronous              Digital Equipment, Hewlett
                     RS232                    Packard and IBM systems accessed
                                              with Application Specific Messages

Uniscope             Synchronous              UNISYS Mainframe and
Burroughs            RS232                    Minicomputers accessed with
                                              Terminal Emulation Interface


Products

     The Company's products consist of a family of scalable IVR systems, called the VPS Series, which can be configured for small (4-16 ports), mid-size (20 to 128 ports), or large scale installations (up to 960 ports), including a network of multiple systems to handle thousands of telephone ports. The Company also develops and sells software application products and application development tools that provide customers with various administrative, systems management and application development capabilities for their systems.

     All of the products in the VPS Series share an open, flexible, modular architecture, and the same system software which allows application software developed for any system to operate across the Company's entire range of system configurations. The Company provides periodic software upgrades for its systems to deliver enhanced features and maintenance updates. The current VPS Series system software release version is 5.X and has been available since October 1995. Periphonics' IVR systems are listed below:

Model                         Year of                           Port
                           Introduction                       Capacity

VPS 7500                       1988                          8-64

VPS 9500                       1988                          24/48-30/60

VPS/VAS                        1991                          8-960

VPS/sp (digital)               1993                          24/96-30/120

VPS/sp (analog)                1993                          8-128

VPS/is (digital)               1995                          24/30-96/120

VPS/is (analog)                1995                          8-120



         VPS 7500/9500: These systems support capacities of up to 64 analogue ports or up to 2 T1/E1 telephone connections. The Company believes that when introduced in 1988, these systems provided the largest available RAM for speech storage and were at the time the first systems to provide direct T1 interface support for IVR systems. These models have been enhanced with the availability of optional features.

         VPS/VAS: This model provided the first client/server implementation in the VPS Series for large scale systems. Upon introduction, the VAS system supported up to 240 telephone ports by networking VPS systems with an integrated SPARC-based UNIX processor that provided a single system image for running application and transaction processing functions. During 1994, the VPS/VAS models were expanded to provide single system image configuration of up to 960 telephone ports with optional standby redundant processors. The throughput of these systems is enhanced by using symmetric multi-processing (SMP) within the application processor platform. The VPS/VAS system supports all the features available in VPS 7500/9500 models with enhanced LAN connectivity options and the capability to run applications created in a graphical environment.

         VPS/sp: This model provides the client/server implementation, UNIX software and LAN connectivity features available in VPS/VAS systems to mid-size (20-128 ports) systems. The software environment for VPS/sp systems is compatible with VPS/VAS systems.

         VPS/is: This model provides enhanced client/server capabilities, within a UNIX software architecture that features parallel functional processing with flexible scalability. The VPS/is system is designed to handle multiple applications, even at peak loads, and can accommodate new feature and performance upgrades through incremental enhancements.

         Depending on system configuration, optional features and custom programming, prices for the Company's IVR systems can range from less than $1,000 per port to more than $4,000 per port, and individual IVR systems can be purchased for as little as $18,000 to more than $1 million.

         Periphonics provides a number of optional features to enhance its IVR systems' capabilities. Most of these option features are configured as shared-system resources and are utilized only when needed, thus providing a cost-effective implementation that is scalable to the capacity needs. Each of the optional features is available for use on each of the VPS Series products, where appropriate. These features include:

         Speech Recognition Devices. This option offers recognition of spoken numbers and control words by callers along with standard touch-tone input. In addition, some versions of this option can recognize individual spoken words or continuous numbers or multilingual speech.

         Caller Message Recording. This option allows the system to record spoken information such as names and addresses from callers and link it with touch-tone information from the same caller and with data retrieved from a host computer for later transcription by the system operator.

         Facsimile Interface. This option allows the system to provide a paper response, such as a confirmation letter or account statement, via facsimile transmission, as part of an IVR transaction. The VPS Series digitally stores graphical fax images, which are dynamically combined with caller-supplied information and host database information and transmitted to the caller's facsimile machine under application control.

     Text-to-Speech. This option allows VPS Series products to convert textual data obtained from a database into synthesized speech.

     Automatic Number Identification Support. This option enables the digital systems to identify the caller and automatically access the caller's database record for a more efficient response. Alternatively, the system can be programmed to send the caller to a specialized human operator, or to an agent with whom the caller has had contact in the past.

         Periphonics also develops and markets optional system management and application software development tools including:

         PeriView.   A  network  management  system  that  facilitates  control,
         administration   and   monitoring  of  multiple   VPS/is  systems  from
         designated common points in the network.

         PeriProducer. An icon-based visual software development tool that application developers can utilize to construct full-function production applications for VPS Series systems without the need for extensive programming experience or the use of conventional computer languages.

         PeriStudio. A tool that allows users to create, manage, and edit vocabulary elements for VPS Series systems. PeriStudio employs a graphical user interface with point-and-click operation. PeriStudio also supports file interchange with Microsoft Windows, Apple and Sun Microsystems speech file formats.

         PeriWeb. A software option that permits Periphonics' IVR systems to support a user's web browser in order to accomplish World Wide Web-based transactions; instead of a voice greeting, the response is provided via a dynamic visual hypertext display.

         VRNA 2000. A network management system that facilitates the control, administration, and monitoring of multiple VPS, VPS/sp, or VAS cluster systems from a centralized point in a network.

Product Development

     Periphonics has committed substantial resources to enhance and improve its existing VPS Series systems and to develop new features and functions. Recent product development efforts have resulted in the introduction of visual (icon-based) application development tools and an enhanced Network Management System called PeriView. The Company's present product development activities include integration of new features for speech recognition and other voice processing functions; development of additional graphical management tools; interfaces to additional computer and telephone systems; and cost reducing design enhancements. The Company's research and development ("R&D") management is customer oriented and regularly interacts with its major customers. The Company monitors applicable industry technology developments, including proposals for new standards from industry groups (such as TSAPI and TAPI) as part of its product development efforts to provide state-of-the-art IVR systems and related features.

     During fiscal 1994, 1995 and 1996, the Company spent $5.0 million, $5.8 million and $7.9 million, respectively, on R&D. The Company anticipates that R&D expenditures will continue to represent a significant expense to the Company on an ongoing basis.

Customer Application Programming Services

     Implementing an IVR project usually requires the creation of a script, recording and digitizing the appropriate words and phrases, and writing custom application software for the IVR system that links the script and the telephone network interface and provides access to the appropriate database information. Periphonics has established a customer project implementation group that provides customer-specific programming and project management services for turnkey projects. The Company licenses its application software development tools to those customers who prefer to carry out this implementation work themselves, and provides software support, detailed documentation, and a comprehensive hands-on training program to such customers.

Support Services; Maintenance

     The Company generally offers 24-hour direct support to its customers. The Company's technical support specialists can access a customer's system via dial-up modem access and utilize various remote diagnostic and trace functions which are built into the Company's IVR systems. In addition, the technical support staff also assists the Company's field service staff in resolving installation and maintenance issues relating to the Company's products. In certain instances, technical support and maintenance for international customers is provided by the Company's distributors.

     VPS Series products and services are sold with limited warranties, generally for 60 days. After the expiration of the warranty, customers may purchase a renewable 12-month maintenance contract. Under these contracts, the Company agrees to provide upgrades of standard system software, on-site repair or replacement of IVR system hardware that does not perform in accordance with specifications, and telephone consultation.

Sales and Marketing

     The Company's sales, marketing and pre-sales technical support personnel are located in 16 cities in the U.S.A. and in Canada, United Kingdom, Germany, Mexico and Singapore. The Company also has agreements with several VARs and OEMs who purchase the Company's systems for integration into larger systems as well as with local distributors and independent sales representatives in a number of overseas markets.

     The following table illustrates the respective amounts of the Company's system sales contributed by U.S. and international based customers:


                                                      For Fiscal Year Ending May 31
                                                          (dollars in thousands)
                                          1994                               1995                              1996
                               --------------------------           ---------------------          ---------------------------

U.S. customers                  $27,168            66.0%            $33,885         65.0%          $45,999               64.1%
International customers         $14,024            34.0%            $17,862         35.0%          $25,811               35.9%
                                -------           ------            -------         -----          -------              ------
Total system sales              $41,192           100.0%            $51,747        100.0%          $71,800              100.0%
- ------------------              =======          =======            =======        ======          =======              ======



     The Company's marketing and sales efforts also utilize direct mail, participation in numerous trade shows, an active telemarketing program, and trade publication advertising.

Manufacturing

     The Company's manufacturing activities, which consist primarily of material requirement planning, purchasing, module assembly and testing, system assembly and quality assurance, are conducted at its Bohemia, New York facility and, for European and Middle Eastern sales, at its facility in Camberley, U.K.

     Most of the components and parts used in the Company's products are available from more than one supplier. Certain components that are purchased from one source can generally be replaced with parts available from other sources. To date, when components have become unavailable, the Company has been able to obtain functionally similar substitutes and to accomplish any necessary redesign without a material interruption in production, although there can be no assurance that this will remain the case in the future.

Competition

     The IVR industry, both in the U.S. and internationally, is highly competitive and competition may intensify from existing suppliers and new market entrants. Periphonics' principal competitors in the U.S. include Brite Voice Systems, Inc., InterVoice and Syntellect, Inc., whose businesses are primarily focused on sales of IVR systems, and large, diversified companies such as Lucent Technologies, Digital Equipment and IBM for whom IVR is a small portion of their overall business. In certain specific vertical markets, such as higher education or employee-benefit information systems, the Company faces specialized competition from one or two smaller companies. In addition, many suppliers of voice mail systems and telecommunications equipment suppliers have added IVR capabilities to some of their product offerings and generally sell IVR systems as a component or add-on of an overall sale of a voice mail system or a telecommunications switch.

     Competition for small IVR systems (4-16 ports) is expected to increase over the next several years from a range of companies offering PC-based systems. This trend could extend to mid-size and large scale systems.

     In international markets, Periphonics faces competition primarily from its U.S. competitors and several locally based companies.

     Periphonics believes that the principal competitive factors in the IVR market are supplier and product reputation and reliability, system features, customer service, price and the effectiveness of marketing and sales efforts. Although certain of the Company's competitors have considerably greater financial, technical and sales and marketing resources than the Company, the Company believes that it competes favorably with respect to each of these factors.

Proprietary Rights

     The Company has no patents; consequently it relies on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, and license agreements to protect its proprietary software technology. Nonetheless, there can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of such rights or that third parties will not independently develop functionally equivalent or superior software technology. The Company from time to time receives correspondence alleging that its products may infringe patents held by third parties. The Company believes that its products and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that any such claims will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims.

     The Company believes that due to the rapid pace of innovation within the telecommunications industry (including the IVR segment of the market), factors such as technological and creative skill of personnel, knowledge and experience of management, reputation, maintenance and support and the ability to develop and enhance systems, software products and services are more important for establishing and maintaining a competitive position within the industry than are patent, copyright and other legal protections for its technology.

Employees

     As of May 31, 1996, Periphonics employed 562 persons. Approximately 70 employees are located outside the U.S. None of the Company's employees is covered by collective bargaining agreements. The Company considers relations with its employees in general to be excellent.

Item 2.  Properties

     The Company's corporate headquarters and manufacturing facility is located in Bohemia, New York, a New York City suburb. This facility consists of a Company-owned 65,000 squarefoot building located on a 3.9 acre site and an adjacent 28,000 square foot leased office and warehouse. The headquarters contain the Company's manufacturing, development, service and administration departments, as well as a professional-quality recording studio. The Company believes that suitable additional space will be available in the area as needed in the future on commercially reasonable terms.

     In addition, the Company has leased regional sales offices in Atlanta, Boston, Charlotte, Chicago, Dallas, Denver, Grand Rapids, Hartford, Los Angeles, Minneapolis, Montreal, Philadelphia, San Francisco, Seattle, St. Louis, Tampa, Toronto and Washington D.C.

     The Company's European headquarters in Camberley, U.K. is housed in a 10,000 square foot leased building. The Company also leases a maintenance support office of approximately 1,500 square feet nearby Manchester, England. Sales, custom application development and on-going maintenance staff operate out of leased offices in Germany, Mexico and Singapore.

Item 3.  Legal Proceedings

     The Company is not a party to any litigation that it believes could have a material adverse effect on the Company or its business.

Item 4.  Submission of Matters to a Vote of Security Holders

     On August 10, 1995, the Board of Directors adopted the Periphonics Corporation 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan"). The holders of a majority of the shares of Common Stock present, in person or represented by proxy, entitled to vote at the Annual Meeting on October 27, 1995, approved the 1995 Purchase Plan.

     The 1995 Purchase Plan provides eligible employees of the Company and its designated subsidiaries with an opportunity to acquire shares of the Company's Common Stock and thereby acquire an interest in the future of the Company. The Company reserved up to 200,000 shares of its Common Stock for sale under the 1995 Purchase Plan.

                                                      PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     (a) The Company's Common Stock, par value $.01 per share (the "Common Stock"), trades on the NASDAQ Stock Market under the symbol PERI. The following table sets forth the closing high and low sales prices for the Common Stock for the period March 31, 1995, the date of the Company's initial public offering, through May 31, 1996, as reported by NASDAQ:


       Fiscal 1995                                     Sales Prices
       -----------                                     ------------
                                                 High                 Low
                                                 ----                 ---


Quarter Ended May 31, 1995                       17 1/4               14 3/4

       Fiscal 1996
       -----------

Quarter Ended August 31, 1995                    24 1/2               14 3/4
Quarter Ended November 30, 1995                  29 1/2               23 1/2
Quarter Ended February 29, 1995                  27 3/4               21
Quarter Ended May 31, 1996                       36                   20 3/4



     The foregoing over-the-counter market quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     (b) The number of recordholders of the Common Stock as of August 27, 1996 is 140. The Company believes that there are a substantially greater number of beneficial owners of shares of its Common Stock.

     (c) The Company currently intends to retain all future earnings for use in the operations of its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will be dependent, among other things, upon earnings, capital requirements, financing agreement covenants, the financial condition of the Company and applicable law.

Item 6.  Selected Financial Data

     The following selected consolidated financial data as of and for each of the five fiscal years in the period ended May 31, 1996 has been derived from the consolidated financial statements of the Company, which have been audited by Deloitte & Touche LLP, independent auditors, whose report as of May 31, 1996 and 1995, and for each of the three years in the period ended May 31, 1996 is included elsewhere herein. The selected consolidated financial data should be read in conjunction with and is qualified in its entirety by the Company's consolidated financial statements, related notes and other financial information included elsewhere herein.


                                                                              Fiscal Year Ended May 31,
                                                                (in thousands except share and per share data)

                                                         1992         1993          1994         1995 (1)       1996

                                                         ----         ----          ----         ----           ----

Statement of Earnings Data:
System sales........................................   $24,787      $29,906       $41,192       $51,747      $71,800
Service revenues....................................     8,916        9,492        10,293        13,030       17,003
                                                       -------      -------       -------        ------       ------
  Total revenues....................................    33,703       39,398        51,485        64,777       88,803
                                                       -------      -------       -------        ------       ------
Cost of system sales................................    10,055       13,677        18,653        23,686       32,798
Cost of service revenues............................     6,204        6,750         7,748         8,387       10,956
                                                       -------      -------       -------        ------       ------
  Total cost of revenues............................    16,259       20,427        26,401        32,073       43,754
                                                       -------      -------       -------        ------       ------
Gross profit........................................    17,444       18,971        25,084        32,704       45,049
                                                       -------      -------       -------        ------       ------
Selling, general and
 administrative.....................................    11,309       13,062        15,249         18,749      22,587
Research and development............................     3,315        4,406         4,961          5,831       7,933
Non-recurring, noncash compensation charge (1)......       -            -             -            1,250         -
                                                        --------     --------      --------      -------      ----
  Total operating expenses..........................    14,624       17,468        20,210         25,830      30,520
                                                       -------      -------       -------       --------      ------
Earnings from operations............................     2,820        1,503         4,874          6,874      14,529
                                                       -------      -------       -------       --------      ------
Interest expense....................................      (617)        (673)         (936)         (992)         -
Interest and other income...........................       242          117           159           170          885
Foreign exchange gain (loss)........................        22          175          (464)           88         (345)
                                                       -------      -------       --------      -------       -------
  Total other expenses..............................     (353)        (381)        (1,241)         (734)         540
                                                       -------      -------       --------      --------      ------
Earnings before provision for income
 taxes and cumulative effect of
 change in accounting principle ....................     2,467        1,122          3,633        6,140       15,069
Provision for income taxes..........................       998          579          1,599        2,956        5,854
                                                       -------      -------       --------      -------       ------
Earnings before cumulative effect
 of change in accounting principle .................     1,469          543          2,034        3,184        9,215
Cumulative effect of change
 in accounting principle (2) .......................       -            -                83         -            -
                                                       ---------    ---------     ---------     -------      -----
Net earnings........................................   $ 1,469      $   543       $  1,951      $ 3,184      $ 9,215
                                                       =======      =======       ========      =======      =======

Earnings per common and common equivalent share (3):
Primary earnings per common share:
Earnings before cumulative effect
 of change in accounting principle..................   $  0.31      $  0.09       $   0.44      $  0.65      $  1.39
Cumulative effect of change in
 accounting principle (2)...........................       -            -            (0.02)         -            -
                                                       ---------    ---------     ---------     -------      -----
Earnings per common share...........................   $  0.31      $  0.09       $   0.42      $  0.65      $  1.39
                                                       =======      =======       ========      =======      =======

Fully-diluted earnings per common share:
Earnings before cumulative effect
 of change in accounting principle..................   $  0.31      $  0.09       $   0.44      $  0.65      $  1.38
Cumulative effect of change in
 accounting principle...............................       -            -            (0.02)         -            -
                                                       ---------    ---------     ---------     -------      -----
Earnings per common share...........................   $  0.31      $  0.09       $   0.42      $  0.65      $  1.38
                                                       =======      =======       ========      =======      =======
Weighted average number of common
 and common equivalent shares:
Primary.............................................     4,665        3,932         4,614         4,889        6,630
                                                       =======      =======       =======         =====        =====
Fully-diluted.......................................     4,671        3,941         4,619         4,889        6,674
                                                       =======      =======       =======         =====        =====


                                                          1992         1993         1994       1995         1996
                                                          ----         ----         ----       ----         ----


Balance Sheet Data:
Working capital......................................  $ 9,228      $14,574      $13,837     $27,550      $48,476
Total assets.........................................   21,439       28,460       33,714      47,722       75,103
Total debt...........................................    5,439       11,285       10,032         -            -
Redeemable cumulative convertible preferred stock
 issued by subsidiary ...............................    1,215        1,215        1,215       1,215          -
Redeemable cumulative convertible preferred stock....    4,500        4,500        4,500         -            -
Common stockholders' equity..........................    4,729        5,337        6,289      33,576       58,781




(1) On February 1, 1995, the Company accelerated the vesting of all outstanding stock options under its 1986 Incentive Stock Option Plan (the "1986 Plan"), thereby allowing all such options to be fully vested at such date. The Company also relinquished its right to repurchase shares obtained by employees under the 1986 Plan. As a result, the Company recorded a non-recurring, noncash compensation charge of approximately $1.25 million, or $.26 per share. See Note 10 of notes to consolidated financial statements.

(2) During fiscal 1994, the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109. See Note 2 of notes to consolidated financial statements.

(3) Earnings per common and common equivalent share has been computed by dividing net earnings, after reduction for preferred stock dividends, when applicable, by the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares included in the computation represent common equivalent shares from convertible preferred stock, when applicable, and dilutive common equivalent shares from stock options (using the treasury stock method).

Item 7.  Management's Discussion and Analysis

Overview

     This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

     The Company's revenues are derived primarily from the sale of IVR systems and from service revenues related to these products. Historically, the size and timing of system sales transactions have varied substantially from quarter to quarter, and the Company expects such variations to continue into the future. Because a significant portion of the Company's overhead is fixed in the short-term, the Company's results of operations may be adversely affected if revenues fall below the Company's expectations. The Company is typically able to deliver an IVR system within 60 days of receipt of the order and, therefore, does not customarily have a significant long-term backlog. During the fiscal year ended May 31, 1996, approximately 30% of the Company's revenues derived from IVR systems sales occurred in the Company's fourth quarter and 37% of net earnings occurred in the Company's fourth quarter.

     On February 1, 1995, the Company accelerated the vesting of all outstanding stock options under its 1986 Plan, thereby allowing all such options to be fully vested at such date. The Company also relinquished its right to repurchase shares obtained by employees under the 1986 Plan. As a result, the Company recorded a non-recurring, noncash compensation charge of approximately $1.25 million or $.26 per share during fiscal 1995. See Note 10 of Notes to consolidated financial statements.

     Excluding   the  effect  of  the  $1.25  million   non-recurring,   noncash
compensation charge, 55% of net earnings for fiscal 1995 would have occurred in the Company's fourth quarter.

Results of Operations

     The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of earnings, expressed as a percentage of total revenues, and the percentage change in the dollar amount of such items compared to the prior comparable period.


                                           Percentage of Total Revenues                           Percentage Increase (Decrease)
                                                                                       Fiscal 1994    Fiscal 1995     Fiscal 1996
                                           Fiscal Year Ended May 31,                   over Fiscal    over Fiscal     over Fiscal
                                -------------------------------------------------
                                    1993          1994          1995         1996        1993            1994            1995
                                    ----          ----          ----         ----        ----            ----            ----

Statement of Earnings Data:
System sales.................       75.9%         80.0%         79.9%        80.9%       37.7%          25.6%            38.8%
Service revenues.............       24.1          20.0          20.1         19.1         8.4           26.6             30.5
                                    ----          ----          ----        -----
  Total revenues.............      100.0         100.0         100.0        100.0        30.7           25.8             37.1
                                   -----         -----         -----        -----
Cost of system sales.........       34.7          36.2          36.6         36.9        36.4           27.0             38.5
Cost of service revenues.....       17.1          15.0          12.9         12.4        14.8            8.3             30.6
                                    ----          ----          ----         ----
  Total cost of revenues.....       51.8          51.2          49.5         49.3        29.2           21.5             36.4
                                    ----          ----          ----         ----
Gross profit.................       48.2          48.8          50.5         50.7        32.2           30.4             37.7
Selling, general and                                                                                                     20.5
administrative...............       33.2          29.6          28.9         25.4        16.7           23.0
Research and development.....       11.2           9.6           9.0          8.9        12.6           17.5             36.0
Non-recurring, noncash
compensation charge..........         -             -            1.9           -           -           100.0           (100.0)
                                    ----          ----          -----        ----
Earnings from operations.....        3.8           9.6          10.6         16.4       224.3           41.0             111.4
Other income (expense), net..       (1.0)         (2.4)         (1.1)          .6          *            40.9            173.6
                                    -----         -----         -----        ----
Earnings before provision for
income taxes and cumulative
effect of change in accounting       2.8           7.2           9.5         17.0       223.8           69.0        145.4
principle....................
Provision for income taxes...        1.5           3.1           4.6          6.6       176.2           84.9           98.0
                                     ---           ---           ---          ---
Earnings before cumulative
effect of change in accounting       1.3%          4.1%          4.9%        10.4%      274.6%          56.5%         189.4%
                                     ====          ====          ====        =====
principle....................

- -------------------
*Not Meaningful


Fiscal Years Ended May 31, 1995 and 1996

     Total Revenues. Total revenues increased by 37.1%, from $64.8 million in fiscal 1995 to $88.8 million in fiscal 1996. System sales increased by 38.8%, from $51.7 million in fiscal 1995 to $71.8 million in fiscal 1996. The increase in system sales was due to a 35.8% increase in domestic sales and a 44.5% increase in international sales and was in part related to the introduction of the VPS/is system, a new RISC and UNIX based product. The increase in system sales was primarily due to increases in unit sales volume. Service revenues increased by 30.5%, from $13.0 million in fiscal 1995 to $17.0 million in fiscal 1996, primarily due to the addition of units to the service base, as well as an increase in installation revenues.

     Gross Profit. The Company's gross profit increased by $12.3 million from $32.7 million in fiscal 1995 to $45.0 million in fiscal 1996. Gross profit as a percentage of total revenues increased from 50.5% in fiscal 1995 to 50.7% in fiscal 1996. Gross profit on system sales increased by $10.9 million, or 39.0%, from $28.1 million in fiscal 1995 to $39.0 million in fiscal 1996. Gross margin on system sales increased from 54.2% in fiscal 1995 to 54.3% in fiscal 1996. Gross profit on service revenues increased by $1.4 million, or 30.2%, from $4.6 million in fiscal 1995 to $6.0 million in fiscal 1996. Gross margin on service revenues was 35.6% in both fiscal 1995 and fiscal 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses were $18.7 million and $22.6 million for fiscal 1995 and 1996, respectively, or 28.9% and 25.4% of total revenues, respectively. The increase in the dollar amount of the SG&A expenses was primarily due to expansion of the sales effort in both domestic and international markets, increased sales commissions due to the significant increase in revenues and increases in expenses to support the increased level of sales. SG&A expenses decreased as a percentage of total revenues due to the Company's ability to leverage certain fixed expenses over its growing revenue base.

     Research and Development Expenses. Research and development ("R&D") expenses were $5.8 million and $7.9 million for fiscal 1995 and 1996, respectively, or 9.0% and 8.9% of total revenues, respectively. The increase in the dollar amount of research and development expense reflects the continued expansion of the Company's R&D staff which increased from 69 to 101 between May 31, 1995 and 1996. R&D expenses are charged to operations as incurred, and software development costs have not been capitalized. The Company expects such expenditures to continue to increase, although such expenses as a percentage of total revenues may vary from period to period.

     Non-recurring Noncash Stock Option Compensation Expense. On February 1, 1995, the Company accelerated the vesting on all outstanding stock options under its 1986 Incentive Stock Option Plan ("the 1986 Plan"), thereby allowing all such options to be fully vested at such date. The Company also relinquished its right to repurchase shares obtained by employees under the 1986 Plan. As a result, the Company recorded a non-recurring noncash compensation charge of approximately $1.25 million, equal to the difference between the formula price as of February

1, 1995 (which was calculated utilizing a formula based upon the book value of the Company's Common Stock) of all outstanding stock options issued subsequent to January 28, 1988 and their estimated value on February 1, 1995 (based upon the initial public offering price of the Company's Common Stock).

     Other Income (Expense). Other income was $.5 million for fiscal 1996 as compared to other expense of $.7 million in fiscal 1995. Interest expense decreased from $1.0 million in fiscal 1995 to $0 in fiscal 1996, due to the elimination of debt by the use of proceeds from the Company's initial public offering. Interest income was $0.2 million and $0.9 million in fiscal 1995 and fiscal 1996. Foreign exchange gain (loss) decreased from a gain of $.1 million in fiscal 1995 to a loss of $.4 million in fiscal 1996.

     Income Taxes. Variations in the customary relationship between the provision for income taxes and the statutory income tax rate primarily result from foreign subsidiaries' net operating losses which did not produce current tax benefits, the utilization of research and development tax credits and state and local income taxes. The Company's effective income tax rates were 48.1% and 38.8% for fiscal 1995 and fiscal 1996, respectively. Excluding the effect of the non-recurring noncash compensation charge the effective income tax rate for fiscal 1995 would have been 40.0%. See Note 8 of notes to consolidated financial statements.

     Foreign Operations. The Company's European subsidiary had an operating profit of $.8 million during fiscal 1996 as compared to an operating loss of $.2 million during fiscal 1995 (see Note 12 of notes to consolidated financial statements). The increase in profitability was primarily due to an increase in the gross margin on increased system sales. Transfers from the Company's North American operations to its European subsidiary are accounted for at cost, plus a reasonable profit. The cost of revenues for the Company's European subsidiary includes approximately $.9 million and $.6 million of intercompany gross profit earned by the Company's North American operations on system sales by the European subsidiary to third parties during fiscal 1995 and fiscal 1996, respectively.

Fiscal Years Ended May 31, 1994 and 1995

     Total Revenues. Total revenues increased by 25.8%, from $51.5 million in fiscal 1994 to $64.8 million in fiscal 1995. System sales increased by 25.6%, from $41.2 million in fiscal 1994 to $51.7 million in fiscal 1995. The increase in system sales was due to a 24.7% increase in domestic sales and a 27.4% increase in international sales and was in part related to the introduction of the VPS/sp system, a new RISC and UNIX based product. The increase in system sales was primarily due to increases in unit sales volume. Service revenues increased by 26.6%, from $10.3 million in fiscal 1994 to $13.0 million in fiscal 1995, primarily due to the addition of units to the service base, as well as an increase in installation revenues.

     Gross Profit. The Company's gross profit increased by $7.6 million from $25.1 million in fiscal 1994 to $32.7 million in fiscal 1995. Gross profit as a percentage of total revenues increased from 48.8% in fiscal 1994 to 50.5% in fiscal 1995. Gross profit on system sales increased by $5.5 million, or 24.5%, from $22.5 million in fiscal 1994 to $28.1 million in fiscal 1995. Gross margin on system sales decreased from 54.7% in fiscal 1994 to 54.2% in fiscal 1995. The Company attributes this decrease primarily to the product mix during fiscal 1995 and a $.5 million increase in the provision for inventory reserves relating to potentially excess quantities on hand. Gross profit on service revenues increased by $2.1 million, or 82.4%, from $2.5 million in fiscal 1994 to $4.6 million in fiscal 1995. Gross margin on service revenues increased from 24.7% in fiscal 1994 to 35.6% in fiscal 1995. This increase was attributable to growth in the service base and the spreading of fixed personnel service costs over its growing service base, as well as an increase in installation revenues.

     Selling, General and Administrative Expenses. SG&A expenses were $15.2 million and $18.7 million for fiscal 1994 and 1995, respectively, or 29.6% and 28.9% of total revenues, respectively. The increase in the dollar amount of the SG&A expenses was primarily due to the expansion of the sales effort in both domestic and international markets, increased sales commissions due to the significant increase in revenues and increases in expenses to support the increased level of sales. SG&A expenses decreased as a percentage of total revenues due to the Company's ability to leverage certain fixed expenses over its growing revenue base.

     Research and Development Expenses. R&D expenses were $4.9 million and $5.8 million for fiscal 1994 and 1995, respectively, or 9.6% and 9.0% of total revenues, respectively. The increase in the dollar amount of research and development expense reflects the continued expansion of the Company's R&D staff which increased from 62 to 69 between May 31, 1994 and 1995. R&D expenses are charged to operations as incurred, and no software development costs have been capitalized. The Company expects the dollar amount of such expenditures to continue to increase, although such expenses as a percentage of total revenues will vary from period to period.

     Non-recurring Noncash Stock Option Compensation Expense. On February 1, 1995, the Company accelerated the vesting on all outstanding stock options under its 1986 Incentive Stock Option Plan ("the 1986 Plan"), thereby allowing all such options to be fully vested at such date. The Company also relinquished its right to repurchase shares obtained by employees under the 1986 Plan. As a result, the Company recorded a non-recurring noncash compensation charge of approximately $1.25 million, equal to the difference between the formula price as of February 1, 1995 (which was calculated utilizing a formula based upon the book value of the Company's Common Stock) of all outstanding stock options issued subsequent to January 28, 1988 and their estimated value on February 1, 1995 (based upon the initial public offering price).

     Other Income (Expense). Other expenses were $1.2 million and $.7 million for fiscal 1994 and 1995, respectively. Interest expense increased from $0.9 million in fiscal 1994 to $1.0 million in fiscal 1995, primarily due to increased borrowings which more than offset the effect of lower borrowing rates. Interest and other income was $0.2 million in fiscal 1994 and fiscal 1995. Foreign exchange gain (loss) increased from a loss of $0.5 million in fiscal 1994 to a gain of $.1 million in fiscal 1995.

     Income Taxes. Variations in the customary relationship between the provision for income taxes and the statutory income tax rate primarily result from foreign subsidiaries' net operating losses which did not produce current tax benefits, the utilization of research and development tax credits and state and local income taxes. The Company's effective income tax rates were 44.0% and 48.1% for fiscal 1994 and fiscal 1995, respectively. The increase in the effective tax rate was primarily caused by a non-recurring noncash compensation charge of $1.25 million which is not deductible for tax purposes. Excluding the effect of the non-recurring noncash compensation charge the effective income tax rate for fiscal 1995 would have been 40.0%. See Note 9 of notes to consolidated financial statements.

     Foreign Operations. The Company's European subsidiary incurred operating losses of $1.1 million during fiscal 1994 as compared to losses of $.2 million during fiscal 1995 (see Note 13 of notes to consolidated financial statements). The decrease in such losses was primarily due to an increase in the gross margin on increased system sales. Transfers from the Company's North American operations to its European subsidiary are accounted for at cost, plus a reasonable profit. The cost of revenues for the Company's European subsidiary includes approximately $1.2 million and $.9 million of intercompany gross profit earned by the Company's North American operations on system sales by the European subsidiary to third parties during fiscal 1994 and fiscal 1995, respectively.

Quarterly Results of Operations.

     The Company's quarterly operating results may fluctuate as a result of a variety of factors, including the length of the sales cycle, the timing of orders from and shipments to customers, delays in development and customer acceptance of custom software applications, product development expenses, new product introductions or announcements by the Company or its competitors, levels of market acceptance for new products and the hiring and training of additional staff as well as general economic conditions. The size and timing of the Company's sales transactions have historically varied substantially from quarter to quarter, and the Company expects such variations to continue in future periods. The Company is typically able to deliver an IVR system within 60 days of receipt of the order and therefore, does not customarily have a significant long-term backlog. Because a significant portion of the Company's overhead is fixed in the short-term, the Company's results of operations may be adversely affected if revenues fall below the Company's expectations.

Liquidity and Capital Resources.

     The Company's principal cash requirement to date has been to fund working capital and capital expenditures in order to support the growth of revenues. The Company has financed this requirement primarily through cash flow from operations and bank borrowings. Cash flow from operations was $2.9 million, $.2 million and $9.6 million in fiscal 1994, 1995 and 1996, respectively. At May 31, 1996, the Company had working capital of $48.5 million, including $27.3 million of cash and cash equivalents and short term investments. The Company expects its working capital needs to increase along with future revenue growth.

     At May 31, 1996 current assets increased by $24.3 million while current liabilities increased by $3.4 million as compared to May 31, 1995. Current assets increased principally as a result of increases in cash, cash equivalents and short term investments resulting from proceeds from the secondary public offering and increases in inventories and accounts receivable due to higher operating levels.

     The average days' sales outstanding (calculated by dividing the net accounts receivable at the balance sheet date for each period by the average sales per day during the quarter immediately preceding the balance sheet date) were approximately 71 days, 98 days and 83 days at May 31, 1994, 1995 and 1996, respectively. The Company attributes the decrease in days' sales outstanding to a decrease in accounts receivable from government agencies which generally have longer payment terms.

     In January 1995, the Company increased its line of credit to $8.0 million with interest charged at the prime rate plus 0.25%. The line of credit expires on November 30, 1996. As of May 31, 1996, the Company had no borrowings under this line of credit. The Company is presently negotiating to increase and restructure the line of credit to a revolving line of credit, with a term loan option.

     The Company made capital expenditures totalling $2.3 million, $2.4 million and $5.9 million during fiscal 1994, 1995 and 1996, respectively.

Recent Financial Accounting Standards Board Statements

     Recent pronouncements of the Financial Accounting Standards Board ("FASB"), which are not required to be adopted at this date, include Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which are effective for fiscal years beginning after December 15, 1995 and SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities" ("SFAS 125"), which is effective for transactions occurring after December 31, 1996. The Company adopted SFAS 121 in the fourth quarter of fiscal 1996 and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" during the third quarter of fiscal 1996. The adoption of the recent FASB pronouncements did not have material impact on the Company's Consolidated Financial Statements. SFAS 123 and SFAS 125 are not expected to have a material impact on the Company's Consolidated Financial Statements.

Foreign Currency Transaction

     The Company does not currently engage in international currency hedging transactions to mitigate its foreign currency exposure. Included in the foreign exchange gain (loss) are unrealized foreign exchange gains and losses resulting from the currency remeasurement of the financial statements (primarily inventories, accounts receivable and intercompany debt) of the foreign subsidiaries of the Company into U.S. dollars. To the extent the Company is unable to match revenue received in foreign currencies with expenses paid in the same currency, it is exposed to possible losses on international currency transactions.

Inflation

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

Item 8.  Consolidated Financial Statements

     The information is contained on Pages F-1 through F-17 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and reports on Form 8-K

(a)(1)   CONSOLIDATED FINANCIAL STATEMENTS                           PAGE(S)

Index to Consolidated Financial Statements.............................F-1

Independent Auditors' Report...........................................F-2


Consolidated Balance Sheets as of May 31, 1996 and 1995................F-3


Consolidated Statements of Earnings for the years ended
  May 31, 1996, 1995 and 1994..........................................F-4


Consolidated Statements of Stockholders' Equity for the years ended May 31, 1996, 1995 and 1994....................................F-5


Consolidated Statements of Cash Flows for the years ended
  May 31, 1996, 1995 and 1994..........................................F-6


Notes to Consolidated Financial Statements......................F-7 - F-17


(a)(2)  FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts........................S-1


(a)(3)  EXHIBITS

 *3.1          Form of Amended and Restated Certificate of Incorporation
 *3.2          Form of Amended and Restated By-Laws
 *4.1          Form of Common Stock Certificate
*10.1          1986 Incentive Stock Option Plan
*10.2          1995 Stock Option Plan
*10.3          1995 Non-Employee Director Stock Option Plan
*10.13         Performance Incentive Plan

 11            Computation of Earnings Per Common Share
*22.1          List of Significant Subsidiaries
 23            Consent of Deloitte & Touche LLP
 27            Financial Data Schedule



     --------------- *Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration Number 33-89294.

(b)(1)   REPORTS ON FORM 8-K

     The Registrant did not file any reports on Form 8-K during the last quarter of its fiscal year ended May 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PERIPHONICS CORPORATION
                                                   Registrant


                                         By:\s\ Peter J. Cohen
                                            -------------------------
                                            Peter J. Cohen, President

Dated:  August 29, 1996


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                        Title                          Date


\s\ Peter J. Cohen        Chairman of the Board, President      August __, 1996
- -----------------------   and Chief Executive Officer
Peter J. Cohen            Principal Operating Officer)

\s\ Richard A. Daniels    Senior Vice President-Sales,          August __, 1996
- -----------------------   Treasurer and Director
Richard A. Daniels

\s\ Kevin J. O'Brien      Chief Financial Officer, Vice         August __, 1996
- -----------------------   President-Finance and Administration
Kevin J. O'Brien          (Principal Accounting and Financial
                          Officer), Secretary and Director

\s\ Jayandra Patel
- -----------------------   Vice President-Research and           August __, 1996
Jayandra Patel            Development, Assistant Treasurer
                          and Director

- -----------------------   Director                              August __, 1996
Edward H. Blum

- -----------------------   Director                              August __, 1996
Peter Breitstone

PERIPHONICS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     Page

Independent Auditors' Report                                          F-2

Consolidated Balance Sheets as of May 31, 1996 and 1995               F-3

Consolidated Statements of Earnings for the years
  ended May 31, 1996, 1995 and 1994                                   F-4

Consolidated Statements of Stockholders' Equity for
  the years ended May 31, 1996, 1995 and 1994                         F-5

Consolidated Statements of Cash Flows for the years
  ended May 31, 1996, 1995 and 1994                                   F-6

Notes to Consolidated Financial Statements                     F-7 - F-17


Schedule II - Valuation and Qualifying Accounts                       S-1

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Periphonics Corporation
Bohemia, New York

We have audited the accompanying consolidated balance sheets of Periphonics Corporation and subsidiaries as of May 31, l996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1996. Our audits also included the financial statement schedule listed in the Index at item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Periphonics Corporation and subsidiaries as of May 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements,  in fiscal
1994 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.


DELOITTE & TOUCHE LLP


Jericho, New York
July 15, 1996


PERIPHONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)


                                                                                              May 31,
ASSETS                                                                               1996                1995
- ------                                                                            ----------           ------


CURRENT ASSETS:
   Cash and cash equivalents                                                       $18,664             $ 8,753
   Short-term investments                                                            8,603               -
   Accounts receivable, less allowance for doubtful accounts
     of $890 and $750, respectively (Note 3)                                        23,829              22,077
   Inventories (Note 4)                                                             11,097               7,443
   Deferred income taxes (Note 8)                                                    1,261                 911
   Prepaid expenses and other current assets                                           935                 915
                                                                                   -------             -------
                  Total Current Assets                                              64,389              40,099

PROPERTY, PLANT AND EQUIPMENT, net
   (Note 5)                                                                         10,426               7,377

OTHER ASSETS                                                                           288                 246
                                                                                   -------             -------

                                                                                   $75,103             $47,722
                                                                                   =======             =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                $ 4,247             $ 3,283
   Accrued expenses and other current liabilities (Notes 6 and 8)                   11,666               9,266
                                                                                   -------             -------
                  Total Current Liabilities                                         15,913              12,549

DEFERRED INCOME TAXES (Note 8)                                                         409                 382
                                                                                   -------             -------
                                                                                    16,322              12,931
                                                                                   -------             -------
REDEEMABLE CUMULATIVE CONVERTIBLE
   PREFERRED STOCK ISSUED BY SUBSIDIARY,
   900,000 shares authorized and 625,999 shares
   outstanding, stated at (Note 9)                                                   -                   1,215
                                                                                   -------             -------

COMMITMENTS AND CONTINGENCIES
   (Notes 7, 9 and 11)

STOCKHOLDERS' EQUITY (Notes 10 and 11):
   Preferred stock, par value $.01 per share, 1,000,000
     shares authorized, none issued                                                  -                    -
   Common stock, par value $.0l per share; authorized:  15,000,000
     shares, outstanding:  6,799,082 and 6,025,000 shares, respectively                 68                  60
   Additional paid-in capital                                                       41,838              25,856
   Retained earnings                                                                16,875               7,660
                                                                                   -------             -------
                                                                                    58,781              33,576
                                                                                   -------             -------
                                                                                   $75,103             $47,722
                                                                                   =======             =======



See notes to consolidated financial statements.


PERIPHONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands)

                                                                                     Year Ended May 31,
                                                                            1996          l995          1994


System sales                                                            $  71,800     $  51,747     $  41,192
Service revenues                                                           17,003        13,030        10,293
                                                                        ---------     ---------     ---------
     Total revenues                                                        88,803        64,777        51,485
                                                                        ---------     ---------     ---------

Cost of system sales                                                       32,798        23,686        18,653
Cost of service revenues                                                   10,956         8,387         7,748
                                                                        ---------     ---------     ---------
     Cost of revenues                                                      43,754        32,073        26,401
                                                                        ---------     ---------     ---------

Gross profit                                                               45,049        32,704        25,084
                                                                        ---------     ---------     ---------

Operating expenses:
  Selling, general and administrative (Note 10)                            22,587        18,749        15,249
  Research and development                                                  7,933         5,831         4,961
  Nonrecurring, non-cash compensation charge (Note 10)                      -             1,250        -
                                                                        ---------     ---------     ----

                                                                           30,520        25,830        20,210
                                                                        ---------     ---------     ---------

Earnings from operations                                                   14,529         6,874         4,874
                                                                        ---------     ---------     ---------

Other income (expense):
  Interest expense                                                          -              (992)         (936)
  Interest and other income                                                   885           170           159
  Foreign exchange (loss) gain                                               (345)           88          (464)
                                                                        ---------     ---------     ----------
                                                                              540          (734)       (1,241)
                                                                        ---------     ---------     ---------
Earnings before provision for income taxes and
  cumulative effect of change in accounting principle                      15,069         6,140         3,633

Provision for income taxes (Note 8)                                         5,854         2,956         1,599
                                                                        ---------     ---------     ---------

Earnings before cumulative effect of change in
  accounting principle                                                      9,215         3,184         2,034

Cumulative effect of change in accounting principle (Note 8)                -             -                83
                                                                        ---------     ---------     ---------

Net earnings                                                            $   9,215     $   3,184     $   1,951
                                                                        =========     =========     =========

EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE:
  Primary earnings per common share:
    Earnings before cumulative effect of change in
      accounting principle                                              $    1.39     $     0.65    $    0.44
    Cumulative effect of change in accounting principle                     -             -             (0.02)
                                                                        ---------     ---------     ---------
    Earnings per common share                                           $    1.39     $     0.65    $   (0.42)
                                                                        =========     ==========    =========

  Fully-diluted earnings per common share:
    Earnings before cumulative effect of change
      in accounting principle                                           $    1.38     $     0.65    $    0.44
    Cumulative effect of change in accounting principle                     -             -             (0.02)
                                                                        ---------     ---------     ---------
    Earnings per common share                                           $    1.38     $     0.65    $    0.42
                                                                        =========     ==========    =========

Weighted average number of common and common equivalent shares:
  Primary                                                                   6,630          4,889        4,614
                                                                        =========     ==========     =========
  Fully-diluted                                                             6,674          4,889        4,619
                                                                        =========     ==========     =========


See notes to consolidated financial statements.


PERIPHONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                   Common Stock          Additional     Retained           Treasury Stock               Total
                              Shares        Amount         Paid-In      Earnings      Shares           Amount       Stockholders'
                                                           Capital                                                     Equity


BALANCE, June 1, 1993         3,750,000        $37      $ 1,594         $ 3,706       $   -          $    -       $ 5,337

Book value stock
options (Note 10)                   -            -           36             -             -               -            36

Net earnings                        -            -          -             1,951           -               -        1,951

Dividends declared on
 preferred stock (Note 9)           -            -          -            (1,035)          -               -        (1,035)
                              ---------        ---      -------         --------      -------        --------     --------

BALANCE, May 31, 1994         3,750,000         37        1,630           4,622           -               -         6,289

Book value stock
 options (Note 10)                 -             -        1,274             -             -               -         1,274

Net earnings                       -             -          -             3,184           -               -         3,184

Conversion of Series A
 preferred stock (Note 9)       750,000          8        4,492             -             -               -         4,500


Purchase of treasury
 stock (Note 9)                    -             -          -               -         (770,000)       (8,862)      (8,862)

Initial public offering of
 common stock (Note 1)        1,400,000         14       18,301             -          750,000        8,789        27,104

Exercise of stock options       145,000          1          232             -             -              -            233

Retirement of treasury
 stock                          (20,000)         -          (73)            -           20,000           73           -

Dividends declared and
 paid on preferred stock
 (Note 9)                          -             -          -              (146)          -             -            (146)
                              ---------        ---      -------         --------      -------        ------       --------

BALANCE, May 31, 1995         6,025,000         60       25,856           7,660           -             -          33,576

Net earnings                       -             -          -             9,215           -             -          9,215

Secondary public offering
 of common stock (Note 1)       600,000          6       13,953             -             -             -          13,959

Exercise of stock options
 and stock issued under
 employee stock purchase
 plan (Note 10)                 134,957          2          444             -             -             -             446

Tax benefit relating to
 employee stock options            -             -          370             -             -             -             370

Conversion of preferred
 stock held by subsidiary
 (Note 9)                       39,125           -        1,215             -             -             -           1,215
                              --------         ---      -------         -------       -------        ------       -------

BALANCE, May 31, 1996         6,799,082        $68      $41,838         $16,875           -          $  -         $58,781
                              =========                                               =======        ======       =======



See notes to consolidated financial statements.


PERIPHONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                                        Year Ended May 31,
                                                                                   1996         1995        1994
                                                                                   ----         ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                  $  9,215     $  3,184    $ 1,951
  Adjustments to reconcile net earnings to net cash
    and cash equivalents provided by operating activities:
    Cumulative effect of change in accounting principle                             -           -             83
    Depreciation and amortization                                                  2,867        2,216      1,935
    Provision for losses on accounts receivable                                      140          484        125
    Provision for inventory reserves                                                 450          765        175
    Deferred income taxes                                                           (323)        (253)      (203)
    Stock option compensation expense                                               -           1,274         36
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                             (1,892)      (8,459)    (3,156)
      Increase in inventories                                                     (4,104)        (490)    (2,774)
      Increase in prepaid expenses and other current assets                          (20)        (262)      (177)
     (Increase) decrease in other assets                                             (76)        (189)         6
      Increase in accounts payable and accrued expenses and
        other current liabilities                                                  3,364        1,896      4,881
                                                                                --------     --------    -------
         Net cash and cash equivalents provided by
            operating activities                                                   9,621          166      2,882
                                                                                --------     --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchases of property, plant and equipment, net                                 (5,882)      (2,449)    (2,281)
  Purchases of short-term investments                                             (8,603)       -          -
                                                                                --------     --------    -------
         Net cash and cash equivalents used in
           investing activities                                                  (14,485)      (2,449)    (2,281)
                                                                                --------     --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from public offering of common stock                                   13,959       27,104      -
  Purchase of treasury stock                                                       -           (8,862)     -
  Proceeds from long-term debt                                                     -           11,045      -
  Principal repayments of long-term debt                                           -          (21,077)    (1,253)
  Payment of dividends                                                             -           (1,181)     -
  Proceeds from stock options exercised including related
    tax benefits                                                                     816          233      -
                                                                                --------     --------    -------

         Net cash and cash equivalents provided
            by (used in) financing activities                                     14,775        7,262     (1,253)
                                                                                --------     --------    -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                 9,911        4,979       (652)

CASH AND CASH EQUIVALENTS, beginning of year                                       8,753        3,774      4,426
                                                                                --------     --------    -------

CASH AND CASH EQUIVALENTS, end of year                                          $ 18,664     $  8,753    $ 3,774
                                                                                ========     ========    =======

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
    Cash paid during the year for:
    Interest                                                                    $  -         $    992    $   936
                                                                                ========     ========    =======
    Income taxes                                                                $  6,079     $  2,150    $   842
                                                                                ========     ========    =======


See notes to consolidated financial statements.

PERIPHONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 1996, 1995 AND 1994
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  DESCRIPTION  OF  BUSINESS,  BASIS OF  PRESENTATION  AND INITIAL  PUBLIC
OFFERING

     Periphonics Corporation and subsidiaries (the "Company") develops, markets and supports high performance interactive voice response ("IVR") systems, based on industry-standard, open architecture hardware and operating system software, in combination with its own proprietary IVR technology that address the needs of mid-size and large-scale customer installations. During l986, the Company became a wholly-owned subsidiary of 4000 VMH Corp. as a result of the purchase of all of the Company's outstanding common stock from Exxon Corporation ("Exxon") by 4000 VMH Corp. The transaction was accounted for using the purchase method of accounting. The aggregate purchase price of $5,542 approximated the net assets of the Company at the closing date. Effective March 30, 1995, 4000 VMH Corp. was merged into the Company (the "Merger"). The accompanying consolidated financial statements have been prepared giving effect to the Merger. The financial position and results of operations of 4000 VMH Corp. are not material to the accompanying consolidated financial statements.


     On March 30, 1995, the Company consummated an initial public offering of common stock (the "Public Offering"). In the Public Offering, the Company sold 2,150,000 shares of common stock and selling stockholders sold 600,000 shares of common stock at $14.00 per share. The Company did not receive any of the proceeds from the sale of common stock by the selling stockholders. Net proceeds of $27,104 (after underwriters discounts of $2,107 and offering expenses of $889) were received by the Company and were used to repay borrowings totaling $14,248 pursuant to various credit agreements and to reacquire 750,000 shares of its common stock from Exxon for approximately $8,789 (plus the payment to Exxon of approximately $207 of accumulated dividends) with the balance of $3,860 to be used for general corporate purposes.

     In April 1995, the underwriters exercised their over-allotment option to purchase an additional 412,500 shares from the selling stockholders. The Company did not receive any of the proceeds.

     On November 17, 1995, the Company consummated a secondary public offering of common stock (the "Secondary Offering"). In the Secondary Offering, the Company sold 600,000 shares of common stock and selling stockholders sold 655,000 shares of common stock at $25.50 per share. The Company did not receive any of the proceeds from the sale of common stock by the selling stockholders. Net proceeds of approximately $13,959 (after underwriting discounts of $876 and offering expenses of $465) were received by the Company and are to be used for general corporate purposes, including working capital, facilities expansion, and possible acquisitions of businesses, products, or technologies complementary to the Company's business.

     On November 22, 1995, the underwriters exercised their over-allotment option to purchase an additional 188,250 shares from the selling shareholders. The Company did not receive any of the proceeds.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Principles of consolidation - The consolidated financial statements include the accounts of Periphonics Corporation and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     b. Revenue recognition - Sales of standard products are recognized when products are shipped. Sales of custom software (either as a portion of system orders or as add-on orders) are recognized upon customer acceptance. For both standard products and custom software, sales are recorded only after it is determined that the Company has no significant remaining obligations and collectibility of the resulting receivable is probable. Service revenues (including postcontract customer support) and other revenues (including revenues relating to insignificant obligations at the time sales are recorded) are recognized ratably over applicable contractual periods or as service is performed.

     Standard products and custom software are sold with limited warranties, generally for 60 days. Warranty expense for the fiscal years ended May 31, 1996, 1995 and 1994 was not material.

     c. Inventories - Inventories are valued at the lower of cost (first-in, first-out method) or market. Reserves are established to record provisions for excess and obsolete inventories in the period in which it becomes reasonably evident that the product is not saleable or the market value is less than cost.

     d. Cash and cash equivalents - The Company considers all cash and investments with original maturity dates of three months or less to be components of cash and cash equivalents.

     e. Investments - During the year ended May 31, 1996, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments In Debt and Equity Securities". At May 31, 1996, the Company's
investments consisted of U.S. Government and Agency bonds with original maturities of greater than three months and remaining maturities of less than six months. Such debt securities are classified as held-to-maturity because the Company has the positive intent and ability to hold the investments to maturity. Held-to-maturity investments are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts.

     f. Property, plant and equipment - Property, plant and equipment is stated at cost less accumulated depreciation and is depreciated on the straight-line method over the estimated useful lives of related assets. Leasehold improvements are amortized over the life of the lease or the estimated life of the asset, whichever is less.

     g. Software development costs - The development of new software products and enhancements to existing products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial

     Accounting Standards No. 86, "Accounting For the Cost of Computer Software To Be Sold, Leased or Otherwise Marketed." To date, no internal software development costs have been capitalized as the Company believes its current process for developing this software is essentially completed concurrently with the establishment of technological feasibility.

     h.  Impairment  of  Long-Lived  Assets  -  In  March  1995,  the  Financial
Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of." SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of.

     In accordance with SFAS 121, the Company reviews its long-lived assets, including property, plant and equipment, identifiable intangibles and software development costs for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The adoption of SFAS 121 had no effect on the Company's consolidated financial statements.

     i. Foreign currency translation - The functional currency of the Company's foreign subsidiaries is the US dollar. Therefore, assets and liabilities of the foreign subsidiaries are remeasured using a combination of current and historical rates. Income and expense accounts are remeasured primarily using average rates in effect during the year. Unrealized foreign exchange gains and losses resulting from the remeasurement of these entities are included in the results of operations. The Company does not currently engage in international currency hedging transactions.

     j. Income taxes - During fiscal 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Prior to fiscal 1994, the Company provided for deferred taxes based upon timing differences arising from differences between income reported for financial reporting and income tax purposes. Prior year financial statements have not been restated.

         Tax credits are accounted for under the flow-through method.

     k. Earnings per common and common equivalent share - Earnings per common and common equivalent share has been computed by dividing net earnings, after reduction for preferred stock dividends, when applicable, by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents included in the computation represent common share equivalents from convertible preferred stock, when applicable, and dilutive common equivalent shares from stock options (using the treasury stock method).

     l. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     m. Fair Value of Financial Instruments - Financial instruments consist primarily of investments in cash, short-term investments, trade accounts receivable, and accounts payable. At May 31, 1996 and 1995, the fair value of the Company's financial instruments approximated the carrying value.

     n. Reclassifications - Certain prior years' balances have been reclassified to conform with current year classifications.

     3. ACCOUNTS RECEIVABLE

                                         1996              1995
                                         ----              ----

     Billed                          $   16,055       $   13,244
     Unbilled                             7,774            8,833
                                     ----------       ----------
                                     $   23,829       $   22,077
                                     ==========       ==========


     Unbilled receivables primarily relate to sales recorded on standard products which have been shipped, but have not yet been finally accepted by the customer. The Company has no significant remaining obligations relating to these unbilled receivables and collectibility is probable (see Note 2b). Substantially all unbilled receivables as of May 31, 1995 were collected during fiscal 1996. All unbilled receivables as of May 31, 1996 are expected to be collected in less than one year.

4.   INVENTORIES


                                         1996             1995
                                         ----             ----

Raw materials                        $   6,218        $   3,790
Work-in-process                          4,879            3,653
                                     ----------       ---------
                                     $  11,097        $   7,443
                                     ==========       =========


5.   PROPERTY, PLANT AND EQUIPMENT, net


                                       Useful Lives         1996              1995
                                       ------------         ----              ----
                                        (in years)

     Land                                               $      156       $      156
     Building and improvements             40                3,891            3,298
     Machinery, equipment, furniture
      and fixtures                        3-10              13,948            9,865
     Customer service equipment             5                4,927            4,175
                                                           ---------       ----------
                                                            22,922           17,494
     Less accumulated depreciation                          12,496           10,117
                                                           ----------       ----------
                                                        $   10,426       $    7,377
                                                           ==========       ==========

     Depreciation expense relating to property, plant and equipment amounted to approximately $2,833, $2,063 and $1,794 for the years ended May 31, 1996, 1995 and 1994, respectively.

6.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES


                                                            1996              1995
                                                            ----              ----

     Customer advance payments                          $    6,130        $  3,815
     Accrued payroll, commissions, bonuses,
       fringe benefits and payroll taxes                     3,257           2,950
     Income taxes payable                                      610             976
     Other accrued expenses                                  1,669           1,525
                                                        ----------        --------
                                                        $   11,666        $  9,266
                                                        ==========        ========

7.   BANK LOAN PAYABLE

     The Company has an $8,000 unsecured line of credit with a bank which expires on November 30, 1996. There were no borrowings against such line of credit at May 31, 1996 or 1995. Any borrowings on this line of credit will bear interest at the prime rate (8.25 percent at May 31, 1996) plus one-quarter percent. The Company is currently renegotiating the terms of this line of credit.

8.   INCOME TAXES

     The provision for income taxes  consists of the  following:


                                     1996        1995        1994
                                     ----        ----        ----

     Current:
          Federal                  $ 4,574     $ 2,410     $ 1,589
          State and local            1,596         799         213
          Foreign                        7          -           -
                                   -------     -------     -------

                                     6,177       3,209       1,802
                                   --------    -------     -------
     Deferred:
       Federal                        (240)       (200)       (199)
       State and local                 (83)        (53)         (4)
                                   --------    --------    -------
                                      (323)       (253)       (203)
                                   --------    --------    -------
              Total                $  5,854    $  2,956    $ 1,599
                                   ========    ========    =======


     As described in Note 2, the Company adopted SFAS 109 during fiscal 1994. This change in accounting principle required a restatement of the Company's deferred tax accounts as of June 1, 1993, which resulted in a charge of $83 which is reflected as a cumulative effect of change in accounting principle in the Company's consolidated statement of earnings. The utilization of SFAS 109 did not have a material effect on fiscal 1994 earnings before cumulative effect of change in accounting principle.

     The difference between the statutory Federal tax rate and the Company's effective tax rate is as follows (as a percentage of pretax earnings):

                                                                       1996             1995              1994
                                                                       ----             ----              ----

     Statutory Federal income tax rate                                 34.0%            34.0%             34.0%
     Foreign subsidiaries' net operating losses not producing
       current tax benefit                                               -               2.6              10.8
     State and local income taxes (net of Federal tax benefit)          6.6              8.0               3.8
     Exempt income of foreign sales corporation                        (1.8)            (1.2)             (1.2)
     Research and development tax credits                                -              (2.2)             (5.3)
     Non-deductible stock option compensation expense                    -               7.1                -
     Other                                                               -               (.2)              1.9
                                                                       -----             ---              -----

     Effective tax rate                                                38.8%            48.1%             44.0%
                                                                       =====            =====             =====

     At May 31, 1996, 1995 and 1994, the deferred tax assets and liabilities consisted of:


                                            1996                             1995                    1994
                                ----------------------------      -------------------------  ------------------
                                     Net             Net             Net         Net          Net        Net
                                   Current        Long-term        Current    Long-term     Current   Long-term
                                  Deferred        Deferred        Deferred    Deferred     Deferred   Deferred
                                     Tax             Tax             Tax         Tax          Tax        Tax
                                   Assets        Liabilities       Assets    Liabilities    Assets    Liabilities

     Accounts receivable         $    310         $    -         $   302      $   -         $   108    $   -
     Inventories                      691              -             483          -             366        -
     State tax credit
       carryforwards                   32              -              32          -              27        -
     Unrealized foreign
       exchange losses                228              -              94          -             139        -
     Property, plant, and
       equipment                       -               419             -          323           -          339
     Other                             67              (10)           75          (10)          2           25
     Net operating loss carry-
       forwards of foreign
       subsidiaries                   404              -             625          -             747        -
                                 --------         --------       -------      -------       -------    -------
                                    1,732              409         1,611          313         1,389        364
       Less valuation allowance                        471           -            700            69        749
                                 --------         ---------      -------      -------       -------    -------
       Total                     $  1,261         $    409      $    911      $   382       $   640    $   364
                                 ========         =========     ========      =======       =======    =======

     The valuation allowance decreased by approximately $298 and $49 during fiscal 1996 and 1995, respectively, primarily as a result of the utilization of net operating loss carryforwards of foreign subsidiaries.

9.   REDEEMABLE CUMULATIVE CONVERTIBLE PREFERRED STOCK

     a. Series A Preferred Stock Issued to Exxon - In May 1994, the Company and Exxon, the former holder of the Company's Series A Preferred Stock (the "Preferred

Stock"), entered into an agreement which restructured certain conversion, dividend and redemption rights relating to the Preferred Stock. Pursuant to the terms of such agreement, the Company was required to pay all unpaid accrued cumulative dividends as of May 31, 1994 ($1,035) in five quarterly installments of $207 beginning June 1, 1994 and to pay all future dividends as they are incurred. The redemption price, as well as liquidation value, of the Preferred Stock under the agreement was $1,000 per share. Dividends on this Preferred Stock, which were cumulative, were payable at $10 per share per quarter.

     On March 30, 1995, the effective date of the Public Offering, the Company and Exxon executed a Stock Redemption Agreement pursuant to which (i) the Company paid Exxon approximately $207 in accumulated dividends on the Preferred Stock; (ii) Exxon converted all of its shares of Preferred stock into 750,000 shares of the Company's Common Stock pursuant to existing conversion rights; and
(iii) the Company reacquired such shares of Common Stock at a price equal to $11.72 per share. The Stock Redemption Agreement further provided that upon the completion of the Company's reacquisition of the Common Stock held by Exxon, all of Exxon's rights as a stockholder of the Company were terminated and the Company and Exxon released and discharged all obligations to the other party arising out of Exxon's ownership of the Preferred Stock.

     b. Preferred Stock Issued By Subsidiary - The Company's preferred stock issued by a subsidiary of the Company, consisted of 900,000 authorized shares, 625,999 shares of which were issued in conjunction with the purchase of certain assets of Autophon U.K. in July 1990. This preferred stock was stated at $1,215 based upon the fair market value of the assets acquired. The preferred stock was convertible into either common stock of Periphonics Voice Processing Systems Limited (a subsidiary of the Company) at a ratio of 1,000 to 1, or into 39,125 shares of common stock of the Company through the exercise of a warrant. Effective May 31, 1996, the holder of this preferred stock exercised the warrant to convert such shares into 39,125 shares of common stock of the Company.

10.  STOCKHOLDERS' EQUITY

     a. Stock option plans - The l986 Incentive Stock Option Plan (the "1986 Plan") allowed for the issuance of options to purchase 500,000 shares of common stock by employees. Options were issued at an exercise price which was calculated utilizing a formula based upon the book value of the Company's common stock at the date of grant (the "Formula Price"). Options under the 1986 Plan are exercisable in 25 percent increments beginning one year after the date of grant and expire up to ten years after the date of grant. While the Company was privately held, it maintained the right, under certain conditions, to repurchase shares obtained by employees under the 1986 Plan at the Formula Price calculated at the date of repurchase. As of the date of the Public Offering, the Company no longer has the right to repurchase such shares. The Company's Board of Directors (the "Board") has determined not to make further grants under the 1986 Plan and to make any future grants from the 1995 Stock Option Plan (the "1995 Plan").

     For those options issued under the 1986 Plan subsequent to January 28, 1988, compensation expense has been recognized for the difference in the Formula Price at the date of grant and the Formula Price calculated at the end of each reporting period through February 1, 1995. Such compensation expense was $24 and $36 for the years ended May 31, 1995 and 1994, respectively, and is included in selling, general and administrative expenses on the accompanying consolidated statements of operations. On February 1, 1995, the Company accelerated the vesting on all outstanding stock options under the 1986 Plan thereby allowing all such options to be fully vested at such date. The Company also relinquished its right to repurchase shares obtained by employees under the Plan. As a result, the Company recorded a nonrecurring, non-cash compensation charge of approximately $1,250, equal to the difference between the Formula Price of all outstanding stock options issued subsequent to January 28, 1988 and their estimated value on February 1, 1995 (based upon the expected initial public offering price).

     In February 1995, the Board adopted and the stockholders approved, the 1995 Plan. The 1995 Plan has 400,000 shares of common stock reserved for issuance upon the exercise of options designated as either [i] incentive stock options ("ISOs") under the Internal Revenue Code, or [ii] non-qualified options. ISOs may be granted under the 1995 Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Each option vests in four annual installments of 25 percent each on the first, second, third and fourth anniversary of the date of grant. Options granted under the 1995 Option Plan may not be granted at a price less than the fair market value of the Company's common stock on the date of grant (or 110 percent of fair market value in the case of persons holding 10 percent or more of the voting stock of the Company) and expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10 percent or more of the voting stock of the Company).

     In February 1995, the Board adopted and the stockholders approved, a Non-Employee Director Stock Option Plan (the "Directors Plan"). The Directors Plan has 100,000 shares of common stock reserved for issuance from which grants of non-qualified stock options covering 7,500 shares and 5,000 shares of common stock are automatically made on the election of a non-employee Director to the Board and the date of each annual meeting of shareholders to certain non-employee Directors of the Company, respectively. The exercise price under each option is the fair market value of the Company's common stock on the date of grant. Each option has a five-year term and vests in four annual installments of 25 percent each on the first, second, third and fourth anniversary of the date of grant. The non-vested portion of an option terminates if the Director ceases to be a member of the Board.

     Additional information with respect to the Company's stock option plans is as follows:


                                        Shares                Option Price


     Balance, June 1, 1993              360,000              $1.50 - $3.35
     Options cancelled                   20,000                  $2.00
                                        -------              ---------------
     Balance, May 31, 1994              340,000              $1.50 - $3.35
     Options granted                    104,000                  $  14.00
     Options exercised                 (145,000)             $1.50 - $2.50
     Options cancelled                   (2,000)                 $  14.00
                                        -------              ---------------

     Balance, May 31, 1995               97,000              $1.50 - $14.00
     Options granted                    134,000              $17.75 - $28.25
     Options exercised                 (128,500)             $1.50 - $14.00
     Options cancelled                  (15,000)             $14.00 - $24.00
                                        -------              ---------------
     Balance, May 31, 1996              287,500              $1.50 - $28.25
                                        =======              ===============

     At May 31, 1996, options to purchase approximately 96,375 shares were exercisable at prices ranging from $1.50 to $14.00.

     b. Changes in authorized capital - In February 1995, the Board authorized an increase in the number of common shares authorized from 5,039,125 to 15,000,000. In February 1995, the Board approved the authorization of 1,000,000 shares of preferred stock, which may be issued by the Board on such terms and with such rights, preferences and designations as the Board may determine, without further stockholder action.

     c. Employee Stock Purchase Plan - During 1996, the Company adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions during two offering periods, December 1 through May 31 and June 1 through November 30. The purchase price is an amount equal to 85% of the fair market value of a share of common stock on the first or last day of the offering period, whichever is lower. The aggregate number of shares purchased by an employee may not exceed a number of shares determined by dividing $12,500 by the fair market value of a share of the Company's common stock on the first day of the offering period. The stock purchase plan expires on August 10, 2005. A total of 200,000 shares are available for purchase under the plan. 6,457 shares were issued under the plan during fiscal 1996 at $21.46.

11.   COMMITMENTS AND CONTINGENCIES

     a. Deferred compensation plan - The Company maintains a 40l(k) deferred compensation plan for all employees meeting certain service requirements. The Company has made no matching contribution to amounts deferred by employees. The Company pays the administrative costs of the plan.

     b. Employment contracts - The Company had entered into employment contracts with seven officers expiring through December 31, 1996. These agreements allowed for aggregate annual base compensation of $1,698 as well as bonuses based primarily on the profit growth of the Company, as defined in the Company's performance incentive plan. On March 30, 1995, the Company terminated certain of the employment contracts and replaced them with revised contracts. The revised contracts terminate on May 31, 1998 and allow for aggregate annual base compensation consistent with the previous agreements as well as annual bonuses to be determined in accordance with the provisions of the Company's performance incentive plan. In addition, these revised employment contracts automatically self renew for consecutive two year terms unless at least one year prior to the expiration of the existing term either party gives notice of cancellation.

     c. Stock repurchase agreements - The Company had entered into stock repurchase agreements with the stockholders of 4000 VMH Corp. The agreements required the Company to repurchase, from the estate of a deceased stockholder or from a disabled stockholder, all of the shares owned by the stockholder. The purchase price for the shares would be determined and paid as provided for in the agreements. To fully fund its obligations under these agreements, the Company had acquired certain disability income and life insurance policies on its stockholders. On March 30, 1995, the Company terminated the agreements. The Company entered into new agreements with certain stockholders of the Company. The new agreements require the Company to maintain life insurance on the life of each of the specified stockholders in amounts as defined in the agreement and grant the estate of a deceased stockholder a put option which would require the Company to redeem a portion of the shares of common stock owned by the estate. The maximum number of such shares to be redeemed shall be determined by dividing the fair market value of a share on the date of death into the net life insurance proceeds received by the Company upon the death of such deceased stockholder.

     d. Legal matters - The Company is involved in certain legal matters in the normal course of business. The Company's management does not believe that resolution of these matters will have a materially adverse effect on the Company's consolidated financial statements.

     e. Concentration of industry and credit risk - The Company grants credit to geographically diversified customers primarily in the telecommunications and financial services industry. The Company is broadening its vertical market focus to include additional industries such as government, higher education, healthcare services, transportation, electric and water utilities and distribution companies. No one customer accounted for more than 10 percent of total revenues during fiscal 1996, 1995 and 1994.

     f. Lease agreements - The Company has entered into operating leases for certain sales and service locations, automobiles and office equipment. Future minimum annual lease payments under noncancellable operating leases are:


       Year Ending May 31,
             1997                                      $  1,233
             1998                                           866
             1999                                           467
             2000                                           243
             2001                                           222
          Thereafter                                      1,716
                                                       --------
                                                       $  4,747
                                                       ========


     Rental expense was $1,045, $740 and $671 during the years ended May 31, 1996, 1995 and 1994, respectively.

12.   OPERATIONS BY GEOGRAPHIC AREA

     The Company is engaged in only one segment and line of business, the design, manufacture and service of interactive voice response systems.


                                                                 Year Ended May 31,
                                                       1996           1995          1994
                                                       ----           ----          ----

System Sales and Service Revenues:
Sales to unaffiliated  customers from:
  North America                                     $ 79,997        $ 57,488       $ 45,408
  Europe                                               8,806           7,289          6,077
                                                    --------        --------       --------
Total revenues to unaffiliated customers              88,803          64,777         51,485
                                                    --------        --------       --------

Transfers between geographic areas from:
  North America                                        3,665           2,635          4,227
  Europe                                                -               -              -
                                                    --------        --------       --------
Total transfers between geographic areas               3,665           2,635          4,227
                                                    --------        --------       --------
Eliminations                                          (3,665)         (2,635)        (4,227)
                                                    --------        --------       --------
Total revenues                                     $  88,803       $  64,777       $ 51,485
                                                   =========       =========       ========

Earnings from Operations:
  North America                                    $  13,696           6,791       $  6,097
  Europe                                                 840            (256)        (1,118)
  Eliminations                                            (7)            339           (105)
                                                   ---------       ---------       --------
  Total earnings from operations                   $  14,529       $   6,874       $  4,874
                                                   =========       =========       ========
Identifiable  Assets:
  North America                                    $ 78,393        $  50,778       $ 37,638
  Europe                                              8,051            5,580          4,861
  Eliminations                                      (11,341)          (8,636)        (8,411)
                                                   ---------       ---------       --------
Total identifiable assets                          $ 75,103        $  47,722       $ 34,088
                                                   ========        =========       ========


     The activities of the Company's Mexican operation, which are not material for separate disclosure, are included in North America.

     Transfers between geographic areas are accounted for at cost, plus a reasonable profit. European cost of revenues for the years ended May 31, 1996, 1995 and 1994 includes approximately $565, $928 and $1,237, respectively, of intercompany gross profit earned by North America on system sales by Europe to third parties.

     Total revenues to customers outside the U.S. were $28,242, $20,020 and $16,248 for the years ended May 31, 1996, 1995, and 1994, respectively.

     Export  Sales  from  the   corporation's   United   States   operations  to
unaffiliated  customers  were as  follows:

                                                           Year  Ended  May 31,
                                             1996              1995             1994
                                        -------------     -------------    -------------


     Pacific Rim                        $      15,907     $       7,278    $       5,372
     The Americas (Excluding the
      United States                             2,836             4,892            3,773
     Total                              $      18,743     $      12,170    $       9,145
                                        =============     =============    =============


                                                       SCHEDULE II


PERIPHONICS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)



      COLUMN A                          COLUMN B                 COLUMN C                 COLUMN D        COLUMN E
      --------                          --------                 --------                 --------        --------
                                                                 Additions
                                                         -------------------------
                                                                        Charged to
                                       Balance at        Charged to        Other                          Balance
                                        beginning         Cost and       Accounts         Deductions      at end of
     Descriptions                       of Period         Expenses      - describe        - describe      Period
     ------------                       ---------         --------      ----------        ----------       ------


Year ended May 31, 1996:
  Allowance for doubtful accounts        $  750             $140           $ -              $-             $   890
                                         ======             ====           ===              =====          =======
  Reserve for excess and
    obsolete inventory                   $  950             $450           $ -              $(300)(1)      $ 1,100
                                         ======             ====           ===              ======         =======


Year ended May 31, 1995:
  Allowance for doubtful accounts        $  266             $484           $ -              $-             $   750
                                         ======             ====           ===              =====          =======
  Reserve for excess and
    obsolete inventory                   $  185             $765           $ -              $-             $   950
                                         ======             ====           ===              =====          =======


Year ended May 31, 1994:
  Allowance for doubtful accounts        $  225             $125           $ -              $(84)(1)       $   266
                                         ======             ====           ===              ====           =======
  Reserve for excess and
    obsolete inventory                   $  150             $175           $ -              $(140)(1)      $   185
                                         ======             ====           ===              =====          =======



(1)    Amounts written off.