Form 10-Q
period 1996-08-31
PERIPHONICS CORP
filed 1996-10-15
CIK 937598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________

Commission File No.:  0-25592

                             PERIPHONICS CORPORATION
             (exact name of registrant as specified in its charter)

          Delaware                                    11-2699509
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)

             4000 Veterans Memorial Highway, Bohemia, New York 11716
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (516) 468-9000

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: October 10, 1996

         Class of                                 Number of
       Common Equity                                Shares

       Common Stock,                              6,812,566
       par value $.01

                             PERIPHONICS CORPORATION
                                AND SUBSIDIARIES


                                      INDEX

                                                                    Page No.

Part I. Financial Information

 Item 1.  Financial Statements

         Consolidated Balance Sheets - August 31, 1996                  3
          and May 31, 1996

         Consolidated Statements of Earnings - Three                    4
          Months Ended August 31, 1996 and August 31, 1995

         Consolidated Statements of Cash Flows - Three                  5
          Months Ended August 31, 1996 and August 31, 1995

         Notes to Consolidated Financial Statements                   6-7

 Item 2. Managements's Discussion and Analysis of Financial          8-11
Condition and Results of Operations

Part II. Other Information                                             12

            Signatures                                                 13

                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)




                                                                                                August 31,
                                                                                                   1996         May 31, 1996
                                                                                               (Unaudited)       (Audited)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................................                         $  23,655        $  18,664
  Short-term investments...............................................                             4,697            8,603
  Accounts receivable, less allowance for doubtful accounts of
    $890 and $750 respectively . . . . . . . . . . ....................                            23,458           23,829
 Inventories...........................................................                            13,102           11,097
  Deferred income taxes................................................                             1,217            1,261
  Prepaid expenses and other current assets............................                             1,055              935
                                                                                                 --------          -------
      TOTAL CURRENT ASSETS.............................................                            67,184           64,389

PROPERTY, PLANT AND EQUIPMENT, net.....................................                            11,076           10,426
OTHER ASSETS...........................................................                               295              288
                                                                                                  -------          -------
                                                                                                $  78,555        $  75,103
                                                                                                  =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.....................................................                         $   5,804        $   4,247
  Accrued expenses and other current liabilities.......................                            11,292           11,666
                                                                                                  -------          -------
      TOTAL CURRENT LIABILITIES........................................                            17,096           15,913
DEFERRED INCOME TAXES..................................................                               237              409
                                                                                                 --------          -------
                                                                                                   17,333           16,322
                                                                                                  -------          -------
STOCKHOLDERS' EQUITY
 Preferred Stock, par value $.01 per share, 1,000,000 authorized, none issued
 Common stock, par value $.01 per share,  15,000,000 shares authorized 6,810,166 shares outstanding as of August 31, 1996
   6,799,082 shares outstanding as of May 31, 1996  . . . . ...........                                68               68
 Additional paid-in capital............................................                            41,964           41,838
 Retained earnings.....................................................                            19,190           16,875
                                                                                                  -------          -------
                                                                                                   61,222           58,781

                                                                                                  -------          -------
                                                                                                $  78,555        $  75,103
                                                                                                  =======          =======

                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)


                                                                                                 Three Months Ended
                                                                                                     August 31,
                                                                                              1996              1995
                                                                                             ------             -----
                                                                                           (Unaudited)

System sales........................................................................        $ 17,755         $ 13,887
Service revenues....................................................................           5,504            3,657
                                                                                             -------          -------
  Total revenues....................................................................          23,259           17,544
                                                                                             -------           ------
Cost of system sales................................................................           8,022            6,408
Cost of service revenues............................................................           3,304            2,267
                                                                                             -------          -------
  Cost of revenues..................................................................          11,326            8,675
                                                                                             -------          -------
Gross profit........................................................................          11,933            8,869
                                                                                             -------          -------
Operating expenses:
  Selling, general and administrative...............................................           6,165            4,865
  Research and development..........................................................           2,420            1,612
                                                                                             -------          -------
                                                                                               8,585            6,477
                                                                                             -------          -------
Earnings from operations............................................................           3,348            2,392
                                                                                             -------          -------
Other income (expense):
  Interest and other income.........................................................             329              191
  Foreign exchange gain (loss) .....................................................             118            (125)
                                                                                             -------          -------
                                                                                                 447               66
                                                                                             -------         --------
Earnings before provision for income taxes..........................................           3,795            2,458
Provision for income taxes..........................................................           1,480            1,008
                                                                                             -------          -------
Net earnings . . . . . . . . . . . . . .............................................   $       2,315        $   1,450
                                                                                             =======          =======
Net earnings per common and common equivalent share. . . . .........................   $         .33       $      .23
                                                                                            ========         ========
Weighted average number of common and common equivalent shares......................           6,991            6,279
                                                                                             =======          =======

                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                  Three Months Ended
                                                                                                       August 31,
                                                                                               1996                1995
                                                                                                      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings..........................................................................   $     2,315        $   1,450
   Adjustments to reconcile net earnings to net cash and cash equivalents provided by operating activities:
     Depreciation and amortization.......................................................           823              578
     Deferred income taxes...............................................................         (128)             (28)
     Changes in operating assets and liabilities:
        Decrease in accounts receivable . . . . . .......................................           371              889
        Increase in inventories..........................................................       (2,005)          (2,937)
        Increase in prepaid expenses and other current assets............................         (120)            (138)
        Increase in other assets.........................................................           (7)             (20)
        Increase in accounts payable and accrued expenses other
           current liabilities...........................................................         1,183            1,067
                                                                                                 ------           ------
           Net cash and cash equivalents provided by operating activities ....... . . . .         2,432              861
                                                                                                 ------           ------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment..........................................       (1,473)            (725)
     Proceeds from sale of short-term investments........................................         4,876             ---
     Purchases of short-term investments.................................................         (970)             ---
                                                                                                 ------          ------
           Net cash and cash equivalents used in investing activities....................         2,433            (725)
                                                                                                 ------           ------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from stock options exercised...............................................           126              156
                                                                                                 ------           ------
           Net cash and cash equivalents provided by financing activities................           126              156
                                                                                                 ------           ------

NET INCREASE IN CASH AND CASH EQUIVALENTS................................................         4,991              292

CASH AND CASH EQUIVALENTS, beginning of period...........................................        18,664            8,753
                                                                                                 ------           ------
CASH AND CASH EQUIVALENTS, end of period.................................................   $    23,655       $    9,045
                                                                                                 ======           ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest ..............................................................................           ---              ---
  Income Taxes...........................................................................    $      593        $     754


                             PERIPHONICS CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the cash flows at August 31, 1996 and for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's May 31, 1996 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

     The results of operations for the three months ended August 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. Dollar amounts are presented in thousands.

2.       INVENTORIES

         Inventories consist of the following:

                             August 31, 1996             May 31, 1996

         Raw materials           $7,040                     $6,218
         Work-in-process          6,062                      4,879
                                 ------                     ------
                                $13,102                    $11,097
                                =======                    =======


3.       INITIAL PUBLIC OFFERING

     On March 30, 1995, the Company consummated an initial public offering ("IPO") of 2,750,000 shares of common stock at a price of $14.00 per share. Of the shares offered, 2,150,000 were sold by the Company and 600,000 shares were sold by shareholders of the Company.

     In April 1995, the underwriters of the IPO exercised their over allotment option to purchase an additional 412,500 shares from the selling shareholders. The Company did not receive any of the proceeds from the exercise of the over allotment option.

     The net proceeds to the Company from the sale of the 2,150,000 shares of Common Stock offered was approximately $27.1 million (after deducting the underwriting discount and offering expenses payable by the Company). The net proceeds to the Company were used to repay indebtedness of $14.2 million and to redeem 750,000 shares of its Common Stock from Exxon Corporation for approximately $8.8 million (plus the payment to Exxon of approximately $0.2 million of accumulated dividends on the Series A Preferred Stock which was converted into such Common Stock). The balance of the net proceeds, approximately $3.9 million, is to be used for general corporate purposes, including working capital.

4.       SECONDARY PUBLIC OFFERING

     On November 17, 1995, the Company consummated a secondary public offering of 1,255,000 shares of common stock at a price of $25.50 per share. Of the shares offered, 600,000 were sold by the Company and 655,000 were sold by certain stockholders of the Company.

     Also in November 1995, the underwriters of the secondary offering exercised their over-allotment option to purchase an additional 188,250 shares from the selling stockholders. The Company did not receive any of the proceeds from the exercise of the over-allotment option.

     The net proceeds to the Company from the sale of the 600,000 shares of Common Stock offered was approximately $14.0 million (after deducting the underwriting discount and offering expenses payable by the Company). The net proceeds to the Company are to be used for general corporate purposes, including working capital, facilities expansion and possible acquisitions of businesses, products or technologies complementary to the Company's business.

5.       ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS
         NO. 115 & NO. 121

     During the third quarter of fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has determined that their investments should be classified as held-to-maturity because the Company has the positive intent and ability to hold the investments to maturity. Held-to-maturity investments are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. The aggregate fair value of the Company's investments as of August 31, 1996 was $4,780.

     During the fourth quarter of fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived and for Long-Lived Assets to be Disposed Of ("SFAS 121"). The adoption of SFAS 121 has not had a material impact on the Company's Consolidated Financial Statements.

6.       STOCK SPLIT AND CHANGES IN AUTHORIZED CAPITAL

     On September 20, 1996, the Board of Directors approved a two-for-one split of its common stock to be effected as a stock dividend on October 31, 1996 to shareholders of record at the close of business on October 15, 1996. After giving effect to the stock split, the shares outstanding will increase from 6,812,566 to 13,625,132.

     Also, on September 20, 1996, the Board of Directors determined it advisable to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 shares to 30,000,000 shares. The proposed amendment to the Amended and Restated Certificate of Incorporation has been submitted for shareholder approval. The results of this matter will be announced at the 1996 Annual Meeting of Stockholders to be held on November 8, 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months  Ended  August 31, 1996  compared to Three Months ended August
31, 1995

     Total Revenues. Total revenues increased by 32.6% to $23.3 million in the three months ended August 31, 1996 from $17.5 million in the three months ended August 31, 1995. System sales increased by 27.9% to $17.8 million in the three months ended August 31, 1996 from $13.9 million in the three months ended August 31, 1995. The increase in system sales was primarily due to an increase in unit sales volume. Service revenues increased by 50.5% to $5.5 million in the three months ended August 31, 1996 from $3.7 million in the three months ended August 31, 1995, primarily due to the addition of more units to the service base as well as an increase installation revenues.

     Gross Profit. The Company's gross profit increased by $3.0 million, or 34.5%, to $11.9 million in the three months ended August 31, 1996 from $8.9 million in the three months ended August 31, 1995. Gross profit as a percentage of total revenues increased to 51.3% in the three months ended August 31, 1996 from 50.6% in the three months ended August 31, 1995. Gross profit on system sales increased by $2.3 million, or 30.1%, to $9.7 million in the three months ended August 31, 1996 from $7.5 million in the three months ended August 31, 1995. The gross margin on system sales increased to 54.8% in the three months ended August 31, 1996 from 53.9% in the three months ended August 31, 1995. The Company attributes this increase primarily to manufacturing and productivity efficiencies of scale resulting from increased sales volume during the period. Gross profit on service revenues increased by $.8 million, or 58.3%, to $2.2 million in the three months ended August 31, 1996 from $1.4 million in the three months ended August 31, 1995. Gross margin on service revenues increased to 40.0% in the three months ended August 31, 1996 from 38.0% in the three months ended August 31, 1995. This increase was attributable to higher installation revenues and an increase in the service base.

     Selling, General and Administrative Expenses. Selling, General and Administrative ("SG&A") expenses were $6.2 million and $4.9 million for the three months ended August 31, 1996 and 1995, respectively, or 26.5% and 27.7% of total revenues, respectively. The increase in the dollar amount of SG&A expenses was primarily due to both the continued expansion of the Company's sales effort in domestic and international markets and to increases in SG&A expenses necessary to support the increased level of sales. SG&A expenses decreased as a percentage of total revenues due to the Company's ability to leverage certain fixed expenses over its growing revenue base.

     Research and Development Expenses. Research and Development ("R&D") expenses were $2.4 million and $1.6 million for the three months ended August 31, 1996 and 1995, respectively, or 10.4% and 9.2% of total revenues, respectively. The increase in the dollar amount of R&D expenses reflects the continued expansion of the Company's R&D staff which increased to 100 from 79 between August 31, 1995 and August 31, 1996. R&D expenses are charged to operations as incurred, and no software development costs have been capitalized. The Company expects the dollar amount of R&D expenditures to continue to increase, although such expenses as a percentage of total revenues will vary from period to period.


     Other Income (Expense). Other income was $.4 and $.1 million for the three months ended August 31, 1996 and 1995 respectively. Interest and other income increased to $.3 million in the three months ended August 31, 1996 from $.2 million in the three months ended August 31, 1995 primarily due to increased cash balances. The Company had a foreign exchange gain of $.1 million for the three months ended August 31, 1996 compared to a foreign exchange loss of $.1 million for the three months ended August 1995. To the extent the Company is unable to match revenue received in foreign currencies with expense paid in the same currency it is exposed to fluctuations on international currency transactions.

     Income Taxes. Variations in the customary relationship between the provision for income taxes and the statutory federal income tax rate primarily result from foreign subsidiaries' net operating losses which did not produce current tax benefits, the utilization of research and development tax credits and state and local income taxes. The Company's effective income tax rates were 39.0% and 41.0% for the three months ended August 31, 1996 and 1995, respectively.

     Foreign Operations. The Company's European subsidiary operated at approximately a $.4 million loss during the three months ended August 31, 1996 as compared to approximately break-even during the three months ended August 31, 1995. The increase in such losses was attributed to a decrease in the gross margin and increase in the dollar amount of SG&A expenses to support the expansion of the sales and marketing effort in the three months ended August 31, 1996. Transfers from the Company's North American operations to its European subsidiary are accounted for at cost, plus a reasonable profit.

Liquidity and Capital Resources

     On November 17, 1995, the Company consummated a secondary public offering of 1,255,000 share of common stock at a price of $25.50 per share. Of the shares offered, 600,000 were sold by the Company and 655,000 were sold by certain stockholders of the Company.

     Also in November 1995, the underwriters of the offering exercised their over allotment option to purchase an additional 188,250 shares from the selling stockholders. The Company did not receive any of the proceeds from the exercise of the over allotment option.

     The net proceeds to the Company from the sale of the 600,000 shares of Common Stock offered was approximately $14.0 million (after deducting the underwriting discount and offering expenses payable by the Company). The net proceeds to the Company are to be used for general corporate purposes, including working capital, facilities expansion and possible acquisitions of businesses, products or technologies complementary to the Company's business.

     The Company's principal cash requirement to date has been to fund working capital and capital expenditures in order to support the growth of revenues. The Company has historically financed this requirement primarily through cash flow from operations and bank borrowings. Cash flow from operations was $2.4 million and $.9 million for the three months ended August 31, 1996 and 1995, respectively. At August 31, 1996, the Company had working capital of $50.1 million, including $28.4 million of cash and cash equivalents and short-term investments. The Company expects its working capital needs to increase along with future revenue growth.

     At August 31, 1996 current assets and current liabilities increased by $2.8 million and

$1.2 million, respectively, compared to May 31, 1996. Current assets increased principally as a result of an increase in inventories to support higher production volumes offset, in part, by reduced accounts receivable. During the period ended August 31, 1996, current liabilities increased primarily due to an increase in accounts payable due to higher operating levels offset, in part, by a decrease in accrued expenses resulting from the timing of payments.

     The average days sales outstanding (calculated by dividing the net accounts receivable at the balance sheet date for each period by the average sales per day during the quarter immediately preceding the balance sheet date) were approximately 93 days and 83 days at August 31, 1996 and May 31, 1996, respectively. The Company attributes the increase in days' sales outstanding primarily to increased sales to government agencies which generally have longer payment cycles. To the extent the Company's sales mix continues to shift towards government agencies, the average day's sales outstanding is expected to increase.

     The Company's inventory as of May 31, 1996 and August 31, 1996 was $11.1 million and $13.1 million respectively. The increase in inventory from May 31, 1996 to August 31, 1996 reflects an investment by the Company to support future sales growth.

     In January 1995, the Company increased its line of credit to $8.0 million with interest charged at the prime rate plus 0.25%. The line of credit expires on November 30, 1996. As of August 31, 1996, the Company had no borrowings under this line of credit. The Company is presently negotiating to increase and restructure the line of credit to a revolving line of credit, with a term loan option.

     The Company made capital expenditures totaling $1.5 million and $.7 million during the three months ended August 31, 1996 and 1995, respectively. The Company expects that its capital expenditures for facilities expansion, possible technology licenses and acquisitions, and additional computer equipment utilized for development and testing of the Company's products, will be substantially greater than its capital expenditures in the prior several years.

     The Company believes that its existing sources of working capital and borrowings available under its revolving line of credit will be sufficient to fund its operations and capital expenditures for at least 12 months.

Foreign Currency Transaction

     The Company does not currently engage in international currency hedging transactions to mitigate its foreign currency exposure. Included in the foreign exchange gain (loss) are unrealized foreign exchange gains and losses resulting from the currency remeasurement of the financial statements of the Company's foreign subsidiaries into U.S. dollars. To the extent the Company is unable to match revenue received in foreign currencies with expenses paid in the same currency, it is exposed to possible losses on international currency transactions.

Inflation

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

Certain Factors That May Affect Future Results

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are so-called "forward-looking statements" and not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, risks in product and technology development and other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports including this Form 10-Q for the fiscal quarter ended August 31, 1996 and its Form 10-K for the fiscal year ended May 31, 1996.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities

         None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

     A current report on Form 8-K was filed by the Company on August 13, 1996, with respect to the Company's approval of a rights agreement that was entered into by the Company and American Stock Transfer and Trust Company, as Rights Agent on July 31, 1996, setting forth the terms of a stockholder rights plan, and pursuant thereto declared a dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.01 per share.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PERIPHONICS CORPORATION
                                    Registrant



                                By: \s\ Peter J. Cohen
                                    ------------------------------------
                                    Peter J. Cohen
                                    Chairman of the Board, President
                                    and Chief Executive Officer
                                    (Principal Operating Officer)


                                By: \s\ Kevin J. O'Brien
                                    ------------------------------------
                                    Kevin J. O'Brien
                                    Chief Financial Officer, Vice
                                    President-Finance and Administration
                                    (Principal Accounting Officer),
                                    Secretary and Director



Dated:  October 15, 1996