Form 10-Q
period 1996-11-30
PERIPHONICS CORP
filed 1997-01-14
CIK 937598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1996

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: January 10, 1997.

      Class of                                              Number of
   Common Equity                                            Shares

   Common Stock,                                           13,645,288
   par value $.01

                             PERIPHONICS CORPORATION
                                AND SUBSIDIARIES


                                      INDEX

                                                                   Page No.

Part I. Financial Information

 Item 1. Financial Statements

         Consolidated Balance Sheets - November 30, 1996              3
          and May 31, 1996

         Consolidated Statements of Earnings - Six Months             4
          Ended November 30, 1996 and November 30, 1995

         Consolidated Statements of Earnings - Three Months           5
          Ended November 30, 1996 and November 30, 1995

         Consolidated Statements of Cash Flows - Six Months           6
          Ended November 30, 1996 and November 30, 1995

         Notes to Consolidated Financial Statements                 7-8

 Item 2. Managements's Discussion and Analysis of Financial        9-13
         Condition and Results of Operations

Part II. Other Information                                        14-15

            Signatures                                               16

                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                                    November 30, 1996          May 31, 1996
                                                                                       (Unaudited)               (Audited)


ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................................                  $  16,479              $  18,664
  Short-term investments...............................................                      5,313                  8,603
  Accounts receivable, less allowance for doubtful accounts of
    $890 and $750 respectively . . . . . . . . . . ....................                     32,736                 23,829
  Inventories..........................................................                     12,150                 11,097
  Deferred income taxes................................................                      1,151                  1,261
  Prepaid expenses and other current assets............................                        938                    935
                                                                                         ---------              ---------
      TOTAL CURRENT ASSETS.............................................                     68,767                 64,389

PROPERTY, PLANT AND EQUIPMENT, net.....................................                     12,775                 10,426
OTHER ASSETS...........................................................                        283                    288
                                                                                         ---------              ---------
                                                                                         $  81,825              $  75,103
                                                                                         =========              =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.....................................................                  $   6,073              $   4,247
  Accrued expenses and other current liabilities.......................                     11,292                 11,666
                                                                                         ---------              ---------
      TOTAL CURRENT LIABILITIES........................................                     17,365                 15,913
DEFERRED INCOME TAXES..................................................                        140                    409
                                                                                         ---------              ---------
                                                                                            17,505                 16,322
                                                                                         ---------              ---------
STOCKHOLDERS' EQUITY
 Preferred Stock, par value $.01 per share,  1,000,000  authorized,  none issued
 Common stock, par value $.01 per share, 30,000,000 shares authorized
   13,627,132 shares outstanding as of November 30, 1996
   13,598,164 shares outstanding as of May 31, 1996  . . . . ..........                        136                    136
   Additional Paid-in Capital..........................................                     41,955                 41,770
   Retained Earnings...................................................                     64,320                 58,781
                                                                                         ---------              ---------
                                                                                         $  81,825              $  75,103
                                                                                         =========              =========

                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)


                                                                                                 Six Months Ended
                                                                                                    November 30,
                                                                                               1996             1995
                                                                                                    (Unaudited)


System sales........................................................................        $ 40,449         $ 31,422
Service revenues....................................................................          11,493            7,669
                                                                                            --------         --------
  Total revenues....................................................................          51,942           39,091
                                                                                            --------         --------
Cost of system sales................................................................          18,929           14,595
Cost of service revenues............................................................           6,951            4,934
                                                                                            --------         --------
  Cost of revenues..................................................................          25,880           19,529
                                                                                            --------         --------
Gross profit........................................................................          26,062           19,562
                                                                                            --------         --------
Operating expenses:
  Selling, general and administrative...............................................          13,279           10,339
  Research and development..........................................................           5,035            3,466
                                                                                            --------         --------
                                                                                              18,314           13,805
                                                                                            --------         --------
Earnings from operations............................................................           7,748            5,757
                                                                                            --------         --------
Other income (expense):
  Interest and other income.........................................................             701              293
  Foreign exchange gain (loss) .....................................................             328            (132)
                                                                                            --------         --------
                                                                                               1,029              161
                                                                                            --------         --------
Earnings before provision for income taxes..........................................           8,777            5,918
Provision for income taxes..........................................................           3,423            2,426
                                                                                            --------         --------
Net earnings . . . . . . . . . . . . . .............................................        $  5,354         $  3,492
                                                                                            ========         =========
Net earnings per common and common equivalent share. . . . .........................        $   0.38         $   0.27
                                                                                            ========         ========
Weighted average number of common and common equivalent shares......................          13,951           12,764
                                                                                            ========         ========


                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)



                                                                                                 Three Months Ended
                                                                                                    November 30,
                                                                                               1996              1995
                                                                                                     (Unaudited)


System sales........................................................................        $ 22,694         $ 17,535
Service revenues....................................................................           5,989            4,012
                                                                                            --------
  Total revenues....................................................................          28,683           21,547
                                                                                            --------         --------
Cost of system sales................................................................          10,907            8,187
Cost of service revenues............................................................           3,647            2,667
                                                                                            --------         --------
  Cost of revenues..................................................................          14,554           10,854
                                                                                            --------         --------
Gross profit........................................................................          14,129           10,693
                                                                                            --------         --------
Operating expenses:
  Selling, general and administrative...............................................           7,114            5,474
  Research and development..........................................................           2,615            1,854
                                                                                            --------         --------
                                                                                               9,729            7,328
                                                                                            --------         --------
Earnings from operations............................................................           4,400            3,365
                                                                                            --------         --------
Other income (expense):
  Interest and other income.........................................................             372              102
  Foreign exchange gain (loss) .....................................................             210              (7)
                                                                                            --------         --------
                                                                                                 582               95
                                                                                            --------         --------
Earnings before provision for income taxes..........................................           4,982            3,460
Provision for income taxes..........................................................           1,943            1,418
                                                                                            --------         --------
Net earnings . . . . . . . . . . . . . .............................................        $  3,039         $  2,042
                                                                                            ========         ========
Net earnings per common and common equivalent share. . . . .........................        $   0.22         $   0.16
                                                                                            ========         ========
Weighted average number of common and common equivalent shares......................          13,956           12,838
                                                                                            ========         ========


                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                      Six Months Ended
                                                                                                         November 30,
                                                                                                    1996           1995
                                                                                                        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings.........................................................................        $   5,354      $   3,492
   Adjustments to reconcile net earnings to net cash and cash equivalents used in operating activities:
     Depreciation and amortization......................................................            1,679          1,147
     Deferred income taxes..............................................................            (159)           (12)
     Changes in operating assets and liabilities:
        Increase in accounts receivable . . . . . ......................................          (8,907)        (1,415)
        Increase in inventories.........................................................          (1,053)        (5,249)
        (Increase) Decrease in prepaid expenses and other current assets................              (3)           288
        Decrease (Increase) in other assets.............................................               5            (86)
        Increase in accounts payable and accrued expenses and other
           current liabilities..........................................................           1,452          1,640
                                                                                                --------       --------
           Net cash and cash equivalents used in operating activities .......... . . . .          (1,632)          (195)
                                                                                                ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment.........................................          (4,028)        (1,842)
     Proceeds from sale of short-term investments.......................................           9,573            ---
     Purchases of short-term investments................................................          (6,283)           ---
                                                                                                --------       --------
           Net cash and cash equivalents used in investing activities...................            (738)        (1,842)
                                                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from stock options exercised...........................................                185            156
     Proceeds from Secondary Public Offering of Common Stock..........................               ---         14,131
                                                                                                --------       --------
           Net cash and cash equivalents provided by financing activities...............             185         14,287
                                                                                                --------       --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS....................................          (2,185)        12,250

CASH AND CASH EQUIVALENTS, beginning of period..........................................          18,664          8,753
                                                                                                --------       --------
CASH AND CASH EQUIVALENTS, end of period................................................        $ 16,479       $ 21,003
                                                                                                ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest .............................................................................             ---            ---
  Income Taxes..........................................................................        $  2,534       $  1,654



                    PERIPHONICS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

     In the opinion of Periphonics Corporation and subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the cash flows at November 30, 1996 and for all periods presented.

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

     The results of operations for the three and six months ended November 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. Dollar amounts are presented in thousands except per share amounts.

 2.      STOCK SPLIT AND CHANGES IN AUTHORIZED CAPITAL

     On September 20, 1996, the Board of Directors approved a two-for-one split of its common stock effected as a stock dividend on October 31, 1996 to shareholders of record at the close of business on October 15, 1996. After giving effect to the stock split, the shares outstanding increased from approximately 6,812,566 to approximately 13,625,132.


     All historical share and per share data appearing in the consolidated financial statements and notes thereto have been retroactively adjusted for the stock split.

     Also, on September 20, 1996, the Board of Directors determined it advisable to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 shares to 30,000,000 shares. The proposed amendment to the Amended and Restated Certificate of Incorporation was submitted for shareholder approval. Shareholder approval was announced on November 8, 1996 at the 1996 Annual Meeting of Stockholders.


3.       INVENTORIES

     Inventories consist of the following:

                         November 30, 1996             May 31, 1996

    Raw materials             $ 7,723                    $ 6,218
    Work-in-process             4,427                      4,879
                              -------                    -------
                              $12,150                    $11,097
                              =======                    =======

4.       INITIAL PUBLIC OFFERING

     On March 30, 1995, the Company consummated an initial public offering ("IPO") of 5,500,000 shares of common stock at a price of $7.00 per share. Of the shares offered, 4,300,000 were sold by the Company and 1,200,000 shares were sold by shareholders of the Company.

     In April 1995, the underwriters of the IPO exercised their over allotment option to purchase an additional 825,000 shares from the selling shareholders. The Company did not receive any of the proceeds from the exercise of the over allotment option.

     The net proceeds to the Company from the sale of the 4,300,000 shares of common stock offered was approximately $27.1 million (after deducting the underwriting discount and offering expenses payable by the Company). The net proceeds to the Company were used to repay indebtedness of $14.2 million and to redeem 1,500,000 shares of its common stock from Exxon Corporation for approximately $8.8 million (plus the payment to Exxon of approximately $0.2 million of accumulated dividends on the Series A Preferred Stock which was converted into such common stock). The balance of the net proceeds, approximately $3.9 million, was used for general corporate purposes, including working capital.

4.       SECONDARY PUBLIC OFFERING

     On November 17, 1995, the Company consummated a secondary public offering of 2,510,000 shares of common stock at a price of $12.75 per share. Of the shares offered, 1,200,000 were sold by the Company and 1,310,000 were sold by certain stockholders of the Company.

     Also in November 1995, the underwriters of the secondary offering exercised their over-allotment option to purchase an additional 376,500 shares from the selling stockholders. The Company did not receive any of the proceeds from the exercise of the over-allotment option.

     The net proceeds to the Company from the sale of the 1,200,000 shares of Common Stock offered was approximately $14.0 million (after deducting the underwriting discount and offering expenses payable by the Company). The net proceeds to the Company are to be used for general corporate purposes, including working capital, facilities expansion and possible acquisitions of businesses, products or technologies complementary to the Company's business.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Six Months Ended November 30, 1996 compared to Six Months Ended
November 30, 1995

     Total Revenues. Total revenues increased by 32.9% to $51.9 million in the first six months of fiscal 1997 from $39.1 million in the first six months of fiscal 1996. System sales increased by 28.7% to $40.4 million in the first six months of fiscal 1997 from $31.4 million in the first six months of fiscal 1996. The increase in system sales was primarily due to an increase in unit sales volume. Service revenues increased by 49.9% to $11.5 million in the first six months of fiscal 1997 from $7.7 million in the first six months of fiscal 1996, primarily due to the addition of more units to the service base as well as an increase in installation revenues.

     Gross Profit. The Company's gross profit increased by $6.5 million, or 33.2%, to $26.1 million in the first six months of fiscal 1997 from $19.6 million in the first six months of fiscal 1996. Gross profit as a percentage of total revenues increased to 50.2% in the first six months of fiscal 1997 from 50.0% in the first six months of fiscal 1996. Gross profit on system sales increased by $4.7 million, or 27.9%, to $21.5 million in the first six months of fiscal 1997 from $16.8 million in the first six months of fiscal 1996. The gross margin on system sales decreased to 53.2% in the first six months of fiscal 1997 from 53.6% in the first six months of fiscal 1996. The Company attributes this decrease primarily to the product mix during the current six month period. Gross profit on service revenues increased by $1.8 million, or 66.1%, to $4.5 million in the first six months of fiscal 1997 from $2.7 million in the first six months of fiscal 1996. Gross margin on service revenues increased to 39.5% in the first six months of fiscal 1997 from 35.7% in the first six months of fiscal 1996. This increase was attributable to growth in the service base, as well as an increase in installation revenues.

     Selling, General and Administrative Expenses. Selling, General and Administrative ("SG&A") expenses were $13.3 million and $10.3 million for the first six months of fiscal 1997 and 1996, respectively, or 25.6% and 26.4% of total revenues, respectively. The increase in the dollar amount of SG&A expenses was primarily due to both the continued expansion of the Company's sales effort in domestic and international markets and to increases in SG&A expenses necessary to support the increased level of sales. SG&A expenses decreased as a percentage of total revenues due to the Company's ability to leverage certain fixed expenses over its growing revenue base.

     Research and Development Expenses. Research and Development ("R&D") expenses were $5.0 million and $3.5 million for the first six months of fiscal 1997 and 1996, respectively, or 9.7% and 8.9% of total revenues, respectively. The increase in the dollar amount of R&D expenses reflects the continued expansion of the Company's R&D staff which increased to 114 from 88 between November 30, 1995 and November 30, 1996. R&D expenses are charged to operations as incurred, and no software development costs have been capitalized. The Company expects the dollar amount of R&D expenditures to continue to increase, although such expenses as a percentage of total revenues will vary from period to period.

     Other Income (Expense). Other income was $1.0 million and 0.2 million for the six months ended November 30, 1996 and 1995 respectively. Interest and other income increased to $0.7 million in the six months ended November 30, 1996 from $0.3 million in the six months ended November 30, 1995 primarily due to increased cash balances. The Company had a foreign exchange gain of $0.3 million in the six months ended November 30, 1996 compared to a foreign exchange loss of $0.1 million for the six months ended November 30, 1995. To the extent the Company is unable to match revenue received in foreign currencies with expenses paid in the same currency, it is exposed to fluctuations in international currency transactions.

     Income Taxes. Variations in the customary relationship between the provision for income taxes and the statutory income tax rate primarily result from foreign subsidiaries' net operating losses which did not produce current tax benefits, the utilization of research and development tax credits and state and local income taxes. The Company's effective income tax rates were 39.0% and 41.0% for the six months ended November 30, 1996 and 1995, respectively.

     Foreign Operations. The Company's European subsidiary operated at approximately a $0.6 million loss during the six months ended November 30, 1996 as compared to a loss of $0.4 million during the six months ended November 30, 1995. The increase in such losses was attributed to a decrease in the gross margin and an increase in the dollar amount of SG&A expenses to support the expansion of the sales and marketing effort partially offset by a decrease in the exchange loss in the six months ended November 30, 1996. Transfers from the Company's North American operations to its European subsidiary are accounted for at cost, plus a reasonable profit. The cost of revenues for the Company's European subsidiary includes approximately $0.2 million and $0.2 million of intercompany gross profit earned by the Company's North American operations on system sales by the European subsidiary to third parties during the six months ended November 30, 1996 and 1996, respectively.


Three Months Ended November 30, 1996 compared to Three Months ended November 30, 1995

     Total Revenues. Total revenues increased by 33.1% to $28.7 million in the three months ended November 30, 1996 from $21.5 million in the three months ended November 30, 1995. System sales increased by 29.4% to $22.7 million in the three months ended November 30, 1996 from $17.5 million in the three months ended November 30, 1995. The increase in system sales was primarily due to an increase in unit sales volume. Service revenues increased by 49.3% to $6.0 million in the three months ended November 30, 1996 from $4.0 million in the three months ended November 30, 1995, primarily due to the addition of more units to the service base as well as an increase in installation revenues.

     Gross Profit. The Company's gross profit increased by $3.4 million, or 32.1%, to $14.1 million in the three months ended November 30, 1996 from $10.7 million in the three months ended November 30, 1995. Gross profit as a percentage of total revenues decreased to 49.3% in the three months ended November 30, 1996 from 49.6% in the three months ended November 30, 1995. Gross profit on system sales increased by $2.4 million, or 26.1%, to $11.8 million in the three months ended November 30, 1996 from $9.4 million in the three months ended November 30, 1995. The gross margin on system sales decreased to 51.9% in the three months ended November 30, 1996 from 53.3% in the three months ended November 30, 1995.

     The Company attributes this decrease primarily to the product mix during the current three month period. Gross profit on service revenues increased by $1.0 million, or 74.1 % to $2.3 million in the three months ended November 30, 1996 from $1.3 million in the three months ended November 30, 1995. Gross margin on service revenues increased to 39.1% in the three months ended November 30, 1996 from 33.5% in the three months ended November 30, 1995. This increase was attributable to higher installation revenues and an increase in the service base.

     Selling, General and Administrative Expenses. Selling, General and Administrative ("SG&A") expenses were $7.1 million and $5.5 million for the three months ended November 30, 1996 and 1995, respectively, or 24.8% and 25.4% of total revenues, respectively. The increase in the dollar amount of SG&A expenses was primarily due to both the continued expansion of the Company's sales effort in domestic and international markets and to increases in SG&A expenses necessary to support the increased level of sales. SG&A expenses decreased as a percentage of total revenues due to the Company's ability to leverage certain fixed expenses over its growing revenue base.

     Research and Development Expenses. Research and Development ("R&D") expenses were $2.6 million and $1.9 million for the three months ended November 30, 1996 and 1995, respectively, or 9.1% and 8.6% of total revenues, respectively. The increase in the dollar amount of R&D expenses reflects the continued expansion of the Company's R&D staff which increased to 114 from 88 between November 30, 1995 and November 30, 1996. R&D expenses are charged to operations as incurred, and no software development costs have been capitalized. The Company expects the dollar amount of R&D expenditures to continue to increase, although such expenses as a percentage of total revenues will vary from period to period.

     Other Income (Expense). Other income was $0.6 and $0.1 million for the three months ended November 30, 1996 and 1995 respectively. Interest and other income increased to $0.4 million in the three months ended November 30, 1996 from $0.1 million in the three months ended November 30, 1995 primarily due to increased cash balances. The Company had a foreign exchange gain of $0.2 million for the three months ended November 30, 1996. To the extent the Company is unable to match revenue received in foreign currencies with expense paid in the same currency, it is exposed to fluctuations on international currency transactions.

     Income Taxes. Variations in the customary relationship between the provision for income taxes and the statutory federal income tax rate primarily result from foreign subsidiaries' net operating losses which did not produce current tax benefits, the utilization of research and development tax credits and state and local income taxes. The Company's effective income tax rates were 39.0% and 41.0% for the three months ended November 30, 1996 and 1995, respectively.

Liquidity and Capital Resources

     The Company's principal cash requirement to date has been to fund working capital and capital expenditures in order to support the growth of revenues. Historically, the Company has primarily financed this requirement through cash flow from operations, bank borrowings and two public offerings for the Company's common stock in 1995, which resulted in an aggregate of $41.1 million of net proceeds to the Company. Cash flow from operations was $(1.6) million and $(0.2) million for the six months ended November 30, 1996 and 1995, respectively. At November 30, 1996, the Company had working capital of $51.4 million, including $21.8 million of cash and cash equivalents and short-term investments. The Company expects its working capital needs to increase along with future revenue growth.

     At November 30, 1996, current assets and current liabilities increased by $4.4 million and $1.5 million, respectively, compared to May 31, 1996. Current assets increased principally as a result of an increase in accounts receivable. During the period ended November 30, 1996, current liabilities increased primarily due to an increase in accounts payable due to higher operating levels offset, in part, by a decrease in accrued expenses resulting from the timing of payments.

     The average days sales outstanding (calculated by dividing the net accounts receivable at the balance sheet date for each period by the average sales per day during the quarter immediately preceding the balance sheet date) were approximately 104 days and 83 days at November 30, 1996 and May 31, 1996, respectively. The Company attributes the increase in days' sales outstanding primarily to increased sales to government agencies which generally have longer payment cycles. To the extent the Company's sales mix continues to shift towards government agencies, the average day's sales outstanding is expected to increase.

     The Company's inventory as of May 31, 1996 and November 30, 1996 was $11.1 million and $12.1 million respectively. The increase in inventory from May 31, 1996 to November 30, 1996 reflects an investment by the Company to support future sales growth.

     In January 1995, the Company increased its line of credit to $8.0 million with interest charged at the prime rate plus 0.25%. The line of credit expires on November 30, 1997. As of November 30, 1996, the Company had no borrowings under this line of credit. The Company is presently negotiating to increase and restructure the line of credit to a revolving line of credit, with a term loan option.

     The Company made capital expenditures totaling $4.0 million and $1.8 million during the six months ended November 30, 1996 and 1995, respectively. The Company expects that its capital expenditures for facilities expansion, possible technology licenses and acquisitions, and additional computer equipment utilized for development and testing of the Company's products, will be substantially greater than its capital expenditures in the prior several years.

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

Recent Accounting Pronouncements

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123, "Accounting for Stock-Based Compensation," which must be adopted by the Company in fiscal 1997. The Company has chosen not to implement the fair value based accounting method for employee stock options, but has elected to disclose, commencing with its fiscal 1997 Annual Report, the pro forma net earnings and net earnings per share as if such method had been used to account for stock-based compensation costs as described in Statement No. 123.

Certain Factors That May Affect Future Results

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are so-called "forward-looking statements" and not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, risks in product and technology development and other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports including this Form 10-Q for the fiscal quarter ended November 30, 1996 and its Form 10-K for the fiscal year ended May 31, 1996.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities

     The Company declared a 2-for-1 stock split in the form of a stock dividend, which was paid on October 31, 1996 to holders of record on October 15, 1996.

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

     (a) On November 8, 1996 the Company held its Annual Meeting of Stockholders (the "Meeting").

     (b) At the Meeting, the Stockholders of the Company elected Edward H. Blum and Richard A. Daniels as Class II directors.

     (c) In addition to electing directors at the Meeting, the Stockholders of the Company amended the Company's Amended and Restated Certificate of incorporation to increase the number of authorized shares from 16,000,000 shares consisting of 15,000,000 shares of common stock and 1,000,000 shares of preferred stock, to 31,000,000 shares consisting of 30,000,000 shares of common stock and 1,000,000 shares of preferred stock.

     (d) At the Meeting, the Stockholders of the Company approved the amendment of the Company's 1995 Stock Option Plan to increase the number of shares reserved for issuance thereunder from 800,000 to 1,200,000.

     (e) The Stockholders of the Company then ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending
May 31, 1997. The following sets forth the results of voting on each matter voted upon at the meeting:

     1. Election of Directors

                                     For              Against

         Edward H. Blum           4,817,065           37,450

         Richard A. Daniels       4,817,065           37,450


     2. Amendment of the Company's Amended and Restated Certificate of Incorporation.

                                     For              Against

                                  4,672,605           79,200

     3. Amendment of the Company's 1995 Stock Option Plan.

                                     For              Against

                                  4,539,589           175,680

     4. Ratification of Deloitte & Touche LLP as the Company's independent auditor's for the fiscal year ending May 31, 1997.

                                     For              Against

                                  4,831,740            4,690

Item 5.  Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

              3 Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company

             10   1995 Stock Option Plan, As Amended

             27   Financial Data Schedule

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PERIPHONICS CORPORATION
                                          Registrant



                                    By:   \s\ Peter J. Cohen
                                          --------------------------------
                                          Peter J. Cohen
                                          Chairman of the Board, President
                                          and Chief Executive Officer
                                          (Principal Operating Officer)


                                    By:   \s\ Kevin J. O'Brien
                                          --------------------------------
                                          Kevin J. O'Brien
                                          Vice President-Finance and
                                          Administration (Principal
                                          Accounting Officer), Secretary



Dated:  January 14, 1997