Form 10-Q/A
period 1996-11-30
PERIPHONICS CORP
filed 1997-03-17
CIK 937598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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


                                                                                    November 30, 1996          May 31, 1996
                                                                                       (Unaudited)               (Audited)


ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................................                  $  16,479              $  18,664
  Short-term investments...............................................                      5,313                  8,603
  Accounts receivable, less allowance for doubtful accounts of
    $890 and $750 respectively . . . . . . . . . . ....................                     32,736                 23,829
  Inventories..........................................................                     12,150                 11,097
  Deferred income taxes................................................                      1,151                  1,261
  Prepaid expenses and other current assets............................                        938                    935
                                                                                         ---------              ---------
      TOTAL CURRENT ASSETS.............................................                     68,767                 64,389

PROPERTY, PLANT AND EQUIPMENT, net.....................................                     12,775                 10,426
OTHER ASSETS...........................................................                        283                    288
                                                                                         ---------              ---------
                                                                                         $  81,825              $  75,103
                                                                                         =========              =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.....................................................                  $   6,073              $   4,247
  Accrued expenses and other current liabilities.......................                     11,292                 11,666
                                                                                         ---------              ---------
      TOTAL CURRENT LIABILITIES........................................                     17,365                 15,913
DEFERRED INCOME TAXES..................................................                        140                    409
                                                                                         ---------              ---------
                                                                                            17,505                 16,322
                                                                                         ---------              ---------
STOCKHOLDERS' EQUITY
 Preferred Stock, par value $.01 per share,  1,000,000  authorized,  none issued
 Common stock, par value $.01 per share, 30,000,000 shares authorized
   13,627,132 shares outstanding as of November 30, 1996
   13,598,164 shares outstanding as of May 31, 1996....................                        136                    136
   Additional Paid-in Capital..........................................                     41,955                 41,770
   Retained Earnings...................................................                     22,229                 16,875
                                                                                         ---------              ---------
                                                                                            64,320                 58,781
                                                                                         ---------              ---------
                                                                                         $  81,825              $  75,103
                                                                                         =========              =========



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