Form 10-Q
period 1997-02-28
PERIPHONICS CORP
filed 1997-04-14
CIK 937598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1997

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 11, 1997


     Class of                                      Number of
     Common Equity                                 Shares

     Common Stock, par value $.01                  13,674,426

                             PERIPHONICS CORPORATION
                                AND SUBSIDIARIES

                                      INDEX




                                                                    Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets -                        3
                  February 28, 1997 and May 31, 1996

                  Consolidated Statements of Earnings                  4
                  - Nine Months Ended February 28, 1997
                  and February 29, 1996

                  Consolidated Statements of Earnings                  5
                  - Three Months Ended February 28, 1997
                  and February 29, 1996

                  Consolidated Statements of Cash Flows                6
                  - Nine Months Ended February 28, 1997
                  and February 29, 1996

                  Notes to Consolidated Financial
                  Statements                                           7

         Item 2.  Management's Discussion and Analysis                8-12
                  of Financial Condition and Results of
                  Operations


Part II. Other Information                                             13

         Signatures                                                    14

                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)


                                                                                 February 28, 1997               May 31, 1996
                                                                                    (Unaudited)                    (Audited)


ASSETS

    CURRENT ASSETS:
        Cash and cash equivalents........................................             $20,460                       $18,664
        Short-term investments...........................................               4,847                         8,603
        Accounts receivable, less allowance
           for doubtful accounts of $990 and
           $890, respectively............................................              33,524                        23,829
        Inventories......................................................              11,381                        11,097
        Deferred income taxes............................................               1,291                         1,261
        Prepaid expenses and other current
           assets........................................................               1,174                           935
                                                                                      -------                       -------
        TOTAL CURRENT ASSETS.............................................              72,677                        64,389

    PROPERTY, PLANT & EQUIPMENT, NET.....................................              15,611                        10,426
    OTHER ASSETS.........................................................                 328                           288
                                                                                      -------                       -------
                                                                                      $88,616                       $75,103
                                                                                      =======                       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
        Accounts payable.................................................             $ 6,257                       $ 4,247
        Accrued expenses and other current
           liabilities...................................................              14,515                        11,666
                                                                                      -------                       -------
        TOTAL CURRENT LIABILITIES........................................              20,772                        15,913

    DEFERRED INCOME TAXES................................................                  57                           409
                                                                                      -------                       -------
                                                                                       20,829                        16,322
                                                                                      -------                       -------


    STOCKHOLDERS' EQUITY
        Preferred stock, par value $.01 per
           share, 1,000,000 authorized, none
           issued                                                                       ---                           ---
        Common stock, par value $.01 per
           share, 30,000,000 shares authorized
           13,665,426 shares outstanding as of
           February 28, 1997 and 13,598,164
           shares outstanding as of
           May 31, 1996                                                                   137                           136
        Additional Paid-in Capital                                                     42,317                        41,770
        Retained Earnings                                                              25,333                        16,875
                                                                                      -------                       -------
                                                                                       67,787                        58,781
                                                                                      -------                       -------
                                                                                      $88,616                       $75,103
                                                                                      =======                       =======


                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (In Thousands, Except Share and Per Share Data)

                                                                                                    Nine Months Ended
                                                                                                February         February
                                                                                                28, 1997         29, 1996
                                                                                                       (Unaudited)



System sales......................................................................               $63,910         $50,164
Service revenues..................................................................                17,678          12,324
                                                                                                 -------         -------
    Total revenues................................................................                81,588          62,488
                                                                                                 -------         -------
Cost of system sales..............................................................                29,412          23,281
Cost of service revenues..........................................................                10,912           7,808
                                                                                                 -------         -------
    Cost of revenues..............................................................                40,324          31,089
                                                                                                 -------         -------
Gross profit......................................................................                41,264          31,399
                                                                                                 -------         -------
Operating expenses:
    Selling, general and administrative...........................................                20,552          16,468
    Research and development......................................................                 7,832           5,462
                                                                                                 -------         -------
                                                                                                  28,384          21,930
                                                                                                 -------         -------
Earnings from operations..........................................................                12,880           9,469
                                                                                                 -------         -------
Other income (expense):
    Interest and other income.....................................................                   953             544
    Foreign exchange gain (loss)..................................................                    32            (225)
                                                                                                 -------          ------
                                                                                                     985             319
                                                                                                 -------          ------
Earnings before provision for income taxes........................................                13,865           9,788
Provision for income taxes........................................................                 5,407           4,013
                                                                                                 -------          ------
Net earnings......................................................................                $8,458          $5,775
                                                                                                 =======          ======
Net earnings per common and common equivalent
    share     ....................................................................               $  0.61          $ 0.44
                                                                                                 =======         =======
Weighted average number of common and common
    equivalent shares.............................................................                13,856          13,074
                                                                                                 =======         =======


                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (In Thousands, Except Share and Per Share Data)


                                                                                                  Three Months Ended
                                                                                                February        February
                                                                                                28, 1997        29, 1996


System sales......................................................................              $23,461          $18,742
Service revenues..................................................................                6,185            4,655
                                                                                                --------         -------
    Total revenues................................................................               29,646           23,397
                                                                                                --------         -------
Cost of system sales..............................................................               10,483            8,686
Cost of service revenues..........................................................                3,961            2,874
                                                                                                --------         -------
    Cost of revenues..............................................................               14,444           11,560
                                                                                                --------         -------
Gross profit......................................................................               15,202           11,837
                                                                                                --------         -------
Operating expenses:
    Selling, general and administrative...........................................                7,273            6,129
    Research and development......................................................                2,797            1,996
                                                                                                --------         -------
                                                                                                 10,070            8,125
                                                                                                --------         -------
Earnings from operations..........................................................                5,132            3,712
                                                                                                --------         -------
Other income (expense):
    Interest and other income.....................................................                  252              251
    Foreign exchange loss ........................................................                 (296)             (93)
                                                                                                --------         --------
                                                                                                    (44)             158
                                                                                                --------         --------
Earnings before provision for income taxes........................................                5,088            3,870
Provision for income taxes........................................................                1,984            1,587
                                                                                                --------         --------
Net earnings......................................................................              $ 3,104          $ 2,283
                                                                                                ========         ========
Net earnings per common and common equivalent
    share     ....................................................................              $  0.22          $  0.17
                                                                                                ========         ========
Weighted average number of common and common
    equivalent shares.............................................................               13,872           13,820
                                                                                                ========         ========



                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                                    Nine Months Ended
                                                                                                February         February
                                                                                                28, 1997         29, 1996
                                                                                                       (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings..........................................................................      $ 8,458          $ 5,775
    Adjustments to reconcile net earnings to net
        cash and cash equivalents used in operating
        activities:
        Depreciation and amortization.....................................................        2,709            1,805
        Deferred income taxes.............................................................         (382)              52
        Changes in operating assets and liabilities:
           Increase in accounts receivable................................................       (9,695)             (79)
           Increase in inventories........................................................         (284)          (5,168)
           (Increase) Decrease in prepaid expenses
              and other current assets....................................................         (239)             343
           Increase in other assets.......................................................          (40)             (55)
           Increase in accounts payable and accrued
              expenses and other current liabilities......................................        4,859            2,919
                                                                                                 -------          -------
                 Net cash and cash equivalents provided by
                    operating activities..................................................        5,386            5,592
                                                                                                 -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:.....................................................
    Purchases of property, plant and equipment............................................       (7,894)          (3,594)
    Proceeds from sales of short-term investments.........................................       10,039            4,980
    Purchases of short-term investments...................................................       (6,283)          (9,856)
                                                                                                 -------          -------
               Net cash and cash equivalents used in
                 investing activities.....................................................       (4,138)          (8,470)
                                                                                                 -------          -------

CASH FLOW FROM FINANCING ACTIVITIES:......................................................
    Proceeds from stock options exercised.................................................          548              170
    Proceeds from Secondary Public Offering
    of Common Stock.......................................................................          ---           13,991
                                                                                                --------         --------
               Net cash and cash equivalents provided by
               financing activities.......................................................          548           14,161
                                                                                                --------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS.................................................        1,796           11,283

CASH AND CASH EQUIVALENTS, beginning of period............................................       18,664            8,753
                                                                                                --------         --------
CASH AND CASH EQUIVALENTS, end of period..................................................      $20,460          $20,036
                                                                                                ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
    Interest..............................................................................          ---               ---
    Income Taxes..........................................................................      $ 3,723          $ 3,314


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

     In the opinion of Periphonics Corporation and subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the cash flows at February 28, 1997 and for all periods presented.

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

     The results of operations for the three and nine months ended February 28, 1997 and February 29, 1996 are not necessarily indicative of the results to be expected for the full year. Dollar amounts are presented in thousands except per share amounts.

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

3.       INVENTORIES

         Inventories consist of the following:

                               February 28, 1997             May 31, 1996
                               -----------------             ------------
         Raw materials             $ 6,231                     $ 6,218
         Work-in-process             5,150                       4,879
                                   -------                     -------
                                   $11,381                     $11,097
                                   =======                     =======

4.       SECONDARY PUBLIC OFFERING

     On November 17, 1995, the Company consummated a secondary public offering of 2,510,000 shares of common stock at a price of $12.75 per share. Of the shares offered, 1,200,00 were sold by the Company and 1,310,000 were sold by certain stockholders of the company.

     Also in November 1995, the underwriters of the secondary offering exercised their over-allotment option to purchase an additional 376,500 shares from the selling stockholders. The Company did not receive any of the proceeds from the exercise of the over-allotment option.

     The net proceeds to the Company from the sale of the 1,200,000 shares of Common Stock offered was approximately $14.0 million (after deducting the underwriting discount and offering expenses payable by the Company). The net proceeds to the Company are to be used for general corporate purposes, including working capital, facilities expansion and possible acquisitions of business, products or technology complementary to the Company's business.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Nine Months Ended February 28, 1997 compared to Nine Months Ended February 29, 1996

     Total Revenues. Total revenues increased by 30.6% to $81.6 million in the first nine months of fiscal 1997 from $62.5 million in the comparable period of the prior fiscal year. System sales increased by 27.4% to $63.9 million in the first nine months of fiscal 1997 from $50.2 million in the comparable period of the prior fiscal year. The increase in system sales was primarily due to an increase in unit sales volume. Service revenues increased by 43.4% to $17.7 million in the first nine months of fiscal 1997 from $12.3 million in the comparable period of the prior fiscal year, primarily due to the addition of more units to the service base as well as an increase in installation revenues.

     Gross Profit. The Company's gross profit increased by $9.9 million, or 31.4%, to $41.3 million in the first nine months of fiscal 1997 from $31.4 million in the comparable period of the prior fiscal year. Gross profit as a percentage of total revenues increased to 50.6% in the first nine months of fiscal 1997 from 50.2% in the comparable period of the prior fiscal year. Gross profit on system sales increased by $7.6 million, or 28.3%, to $34.5 million in the first nine months of fiscal 1997 from $26.9 million in the comparable period of the prior fiscal year. The gross margin on system sales increased to 54.0% in the first nine months of fiscal 1997 from 53.6% in the comparable period of the prior fiscal year. The Company attributes this increase primarily to the product mix during the current nine month period. Gross profit on service revenues increased by $2.3 million, or 49.8%, to $6.8 million in the first nine months of fiscal 1997 from $4.5 million in the comparable period of the prior fiscal year. Gross margin on service revenues increased to 38.3% in the first nine months of fiscal 1997 from 36.6% in the comparable period of the prior fiscal year. This increase was attributable to growth in the service base, as well as an increase in installation revenues.

     Selling, General and Administrative Expenses. Selling, General and Administrative ("SG&A") expenses were $20.6 million and $16.5 million for the first nine months of fiscal 1997 and 1996, respectively, or 25.2% and 26.4% of total revenues, respectively. The increase in the dollar amount of SG&A expenses was primarily due to both the continued expansion of the Company's sales effort in domestic and international markets and to increases in SG&A expenses necessary to support the increased level of sales. SG&A expenses decreased as a percentage of total revenues due to the Company's ability to leverage certain fixed expenses over its growing revenue base.

     Research and Development Expenses. Research and Development ("R&D") expenses were $7.8 million and $5.5 million for the first nine months of fiscal 1997 and 1996, respectively, or 9.6% and 8.7% of total revenues, respectively. The increase in the dollar amount of R&D expenses reflects the continued expansion of the Company's R&D staff which increased to 119 from 94 between February 28, 1997 and February 29, 1996. R&D expenses are charged to operations as incurred, and no software development costs have been capitalized. The Company expects the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS dollar amount of R&D expenditures to continue to increase, although such expenses as a percentage of total revenues will vary from period to period.

     Other Income (Expense). Other income was $1.0 million and $0.3 million for the nine months ended February 28, 1997 and February 29, 1996. Interest and other income increased to $1.0 million in the nine months ended February 28, 1997 from $0.5 million in the nine months ended February 28, 1997 primarily due to increased cash balances. The Company had a foreign exchange gain of $0.03 million in the nine months ended February 28, 1997 compared to a foreign exchange loss of $0.2 million for the nine months ended February 29, 1996. To the extent the Company is unable to match revenue received in foreign currencies with expenses paid in the same currency, it is exposed to fluctuations in international currency transactions.

     Income Taxes. Variations in the customary relationship between the provision for income taxes and the statutory income tax rate primarily result from foreign subsidiaries' net operating losses which did not produce current tax benefits, the utilization of research and development tax credits and state and local income taxes. The Company's effective income tax rates were 39.0% and 41.0% for the nine months ended February 28, 1997 and February 29, 1996 respectively.

     Foreign   Operations.   The  Company's  European   subsidiary  operated  at
approximately a $0.1 million profit during the nine months ended February 28, 1997 as compared to a loss of $0.4 million during the nine months ended February 29, 1996. The improved profit position was attributed to a increase in the gross profit margin and a decrease in the exchange loss offset by an increase in the dollar amount of SG&A expenses to support the expansion of the sales and marketing efforts. Transfers from the Company's North American operations to its European subsidiary are accounted for at cost, plus a reasonable profit. The cost of revenues for the Company's European subsidiary includes approximately $0.3 million and $0.2 million of intercompany gross profit earned by the Company's North American operations on system sales by the European subsidiary to third parties during the nine months ended February 28, 1997 and February 29, 1996.

Three Months Ended February 28, 1997 compared to Three Months ended February 29, 1996

     Total Revenues. Total revenues increased by 26.7% to $29.6 million in the three months ended February 28, 1997 from $23.4 million in the comparable period of the prior fiscal year. System sales increased by 25.2% to $23.5 million in the three months ended February 28, 1997 from $18.7 million in the comparable period of the prior fiscal year. The increase in system sales was primarily due to an increase in unit sales volume. Service revenues increased by 32.9% to $6.2 million in the three months ended February 28, 1997 from $4.7 million in the comparable period of the prior fiscal year, primarily due to the addition of more units to the service base as well as increased installation revenues.

     Gross Profit. The Company's gross profit increased by $3.4 million, or 28.4%, to $15.2 million in the three months ended February 28, 1997 from $11.8 million in the comparable period of the prior fiscal year. Gross profit as a percentage of total revenues increased to 51.3% in the three months ended February 29, 1996 from 50.6% in the three months ended February 29, 1996. Gross profit on system sales increased by $2.9 million, or 29.1%, to $13.0 million in the three months ended February 28, 1997 from $10.1 million in the comparable period of the prior fiscal year. The gross margin on system sales increased to 55.3% in the three months ended February 28, 1997 from 53.7% in the comparable period of the prior fiscal year.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company attributes this increase primarily to the product mix during the current three month period. Gross profit on service revenues increased by $0.4 million, or 24.9% to $2.2 million in the three months ended February 28, 1997 from $1.8 million in the three months ended February 28, 1997. Gross margin on service revenues decreased to 36.0% in the three months ended February 29, 1996 from 38.3% in the comparable period of the prior fiscal year. This decrease was attributable to higher cost to support organizational growth partially offset by an increase in the service base and higher installation revenues.

     Selling, General and Administrative Expenses. Selling, General and Administrative ("SG&A") expenses were $7.3 million and $6.1 million for the three months ended February 28, 1997 and February 29, 1996, or 24.5% and 26.2% of total revenues, respectively. The increase in the dollar amount of SG&A expenses was primarily due to both the continued expansion of the Company's sales effort in domestic and international markets and to increases in SG&A expenses necessary to support the increased level of sales. SG&A expenses decreased as a percentage of total revenues due to the Company's ability to leverage certain fixed expenses over its growing revenue base.

     Research and Development Expenses. Research and Development ("R&D") expenses were $2.8 million and $2.0 million for the three months ended February 28, 1997 and February 29, 1996, or 9.4% and 8.5% of total revenues, respectively. The increase in the dollar amount of R&D expenses reflects the continued expansion of the Company's R&D staff which increased to 119 from 94 between February 28, 1997 and February 29, 1996. R&D expenses are charged to operations as incurred, and no software development costs have been capitalized. The Company expects the dollar amount of R&D expenditures to continue to increase, although such expenses as a percentage of total revenues will vary from period to period.

     Other Income (Expense). Other income was $0.04 million and other expense was ($0.2) million for three months ended February 28, 1997 and February 29, 1996. Interest and other income remained unchanged at $0.3 million the three months ended February 28, 1997 and the comparable period of the prior fiscal year. The Company had a foreign exchange loss of $0.3 million for the three months ended February 28, 1997, compared to a loss of $.1 million in the comparable period of the prior fiscal year. To the extent the Company is unable to match revenue received in foreign currencies with expense paid in the same currency, it is exposed to fluctuations on international currency transactions.

     Income Taxes. Variations in the customary relationship between the provision for income taxes and the statutory federal income tax rate primarily result from foreign subsidiaries' net operating losses which did not produce current tax benefits, the utilization of research and development tax credits and state and local income taxes. The Company's effective income tax rates were 39.0% and 41.0% for the three months ended February 28, 1997 and February 29, 1996.

Liquidity and Capital Resources

     The Company's principal cash requirement to date has been to fund working capital and capital expenditures in order to support the growth of revenues. Historically, the Company has primarily financed this requirement through cash flow from operations, bank borrowings and two public offerings for the Company's common stock in 1995, which resulted in an aggregate of $41.0 million of net proceeds to the Company. Cash flow from operations was $5.4 million and $5.6 million for the nine months ended February 28, 1997 and February 29, 1996. At February 28, 1997, the Company had working capital of $51.9 million, including $25.3 million of cash and cash equivalents and short-term investments. The

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Company expects its working capital needs to increase along with future revenue growth.

     At February 28, 1997, current assets and current liabilities increased by $8.3 million and $4.9 million, respectively, compared to May 31, 1996. Current assets increased principally as a result of an increase in accounts receivable. During the period ended February 28, 1997, current liabilities increased primarily due to an increase in accounts payable due to higher operating levels in addition to higher accrued expenses resulting from the timing of payments.

     The average days sales outstanding (calculated by dividing the net accounts receivable at the balance sheet date for each period by the average sales per day during the quarter immediately preceding the balance sheet date) were approximately 102 days, 104 days, 83 days and 98 days at February 28, 1997, November 30, 1996, May 31, 1996 and 1995, respectively.

     The Company's inventory as of February 28, 1997 and May 31, 1996 was $11.4 million and $11.1 million respectively.

     In January 1995, the Company increased its line of credit to $8.0 million with interest charged at the prime rate plus 0.25%. The line of credit expires on November 30, 1997. As of February 28, 1997, the Company had no borrowings under this line of credit.

     The Company made capital expenditures totaling $7.9 million and $3.6 million during the nine months ended February 28, 1997 and February 29, 1996. The increase in expenditures is primarily due to facilities expansion, the purchase of land adjacent to the Company's headquarters, the addition of customer service equipment to support the installed base, and the purchase of computer equipment required for staff and product development efforts.

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

Recent Accounting Pronouncements

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123, "Accounting for Stock-Based Compensation", which must be adopted by the Company in fiscal 1997. The Company has chosen not to implement the fair value based accounting method for employee stock options, but has elected to disclose, commencing with its fiscal 1997 Annual Report, the pro forma net

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


earnings and net earnings per share as if such method had been used to account for stock-based compensation costs as described in Statement No. 123.

     In March 1997, the FASB issued Statement No. 129, "Disclosure of Information about Capital Structure" ("SFAS No 129") and Statement No. 128 "Earnings Per Share" ("SFAS No 128"). SFAS Nos. 129 and 128 specify guidelines as to the method of computation as well as presentation and disclosure requirements for earnings per share ("EPS"). The objective of these statements is to simplify the calculation and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. These statements are effective for fiscal years ending after December 15, 1997 and earlier application is not permitted. SFAS 129 and 128 will have an impact on the Company's EPS calculations and disclosure requirements but management cannot predict the outcome at this time.

Certain Factors That May Affect Future Results

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are so-called "forward-looking statements" and not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the
Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, risks in product and technology development and other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports including this Form 10-Q for the fiscal quarter ended February 28, 1997 and its Form 10-K for the fiscal year ended May 31, 1996.

     With particular regard to the possible variability of quarterly results, fluctuations may occur as a result of factors including the length of the sales cycle, the timing of orders from and shipments to customers, delays in development and customer acceptance of custom software applications, new product introductions or announcements by the products and the hiring and training of additional staff as well as general economic conditions.

     Historically, the size and timing of the Company's sales transactions have varied substantially from quarter, with a substantial percentage of orders and deliveries occurring in the final weeks of a quarter, and the Company expects such variations to continue in future periods. Because a significant portion of the Company's overhead is fixed in the short-term, the Company's results of operations may be materially adversely affected if revenues fall below the Company's expectations. Generally, the Company's inventory of computer and telephony hardware is determined by the Company's forecast of sales during the future periods. If management's forecasts of product sales and product mix prove to be inaccurate, the Company may not have the necessary inventory available to deliver systems in a timely manner which may have a material averse effect on the Company's results of operations during such period.

     Due to the foregoing factors, it is possible that securities analysts might believe that in some future period the Company's sales or operating results will actually be below their expectations, or that such results will be below such expectations. In either of such events, the trading price of the Company's
Common Stock in the public markets would likely be materially adversely affected.

                           PART II - OTHER INFORMATION



Item 1.           Legal Proceedings

                  None.

Item 2.           Changes in Securities

                  None.

Item 3.           Defaults Upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 5.           Other Information

                  None.

Item 6.           Other Information

                  None.

Item 7.           Exhibits and Reports on Form 8-K

                  None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PERIPHONICS CORPORATION
                                   Registrant




                              By:  /s/ Peter J. Cohen
                                   -------------------------------
                                   Peter J. Cohen
                                   Chairman of the Board,
                                   President and
                                   Chief Executive Officer
                                   (Principal Operating Officer)




                              By:  /s/ Kevin J. O'Brien
                                   -------------------------------
                                   Kevin J. O'Brien
                                   Chief Financial Officer,
                                   Vice President
                                   Finance and Administration
                                   (Principal Accounting Officer),
                                   Secretary and Director




Dated:  April 14, 1997