Form 10-K
period 1997-05-31
PERIPHONICS CORP
filed 1997-08-28
CIK 937598

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 1997

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

     The aggregate market value of the 11,559,808 shares of Common Stock held by non-affiliates of the Company as of August 15, 1997 is $149,555,016.

     The number of shares outstanding of each of the registrant's classes of common equity as of August 25, 1997 is as follows:

     Class of Common Equity                           Number of Shares

         Common Stock                                    13,725,761
         par value $.01



     The information required by Part III of this Form 10-K is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission on or before September 30, 1997.

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

     The Company develops, markets and supports high performance interactive voice response ("IVR") systems, based on industry standard, open architecture computer hardware and operating system software, in combination with its own proprietary IVR technology. The nature of the Company's business, and the way many people view the market, is gradually broadening to encompass more than basic IVR - and is now more appropriately described as: development, marketing and support of products and services for Computer Telephony Integration ("CTI") and for Telecom Enhanced Network Services using technologies such as IVR, speech input, messaging, fax and web browsers. The Company's products and services automate call and transaction processing, increase call center agent productivity, and can create new revenue for our customers.

     The Company is a leading supplier of mid-to-large scale systems - systems handling hundreds to thousands of simultaneous telephone calls. Systems have been installed in more than 50 countries. Our staff of 733 employees (May 1997) serves customers from Periphonics offices in Canada, Germany, Hong Kong, Mexico, Singapore, the United Kingdom and the USA.

     The Market

     The Company's products and services represent an important element in the telecommunications and data processing infrastructure of many customer service-oriented organizations. Typical systems enable callers to use a touch-tone telephone or speech input to access information in an organization's computer database and to receive that information verbally via high quality digitally-stored or synthesized speech or via facsimile. In addition, these systems enable customers to execute certain transactions on-line without the intervention of customer service personnel. As a result, these systems permit businesses and other organizations in both the public and private sectors to better utilize the capabilities of their telephone and computer systems, to provide new revenue generating services, to increase the productivity of their customer support staff, and to offer more services to customers in less time and at lower cost. These systems are used for a variety of transaction specific applications including accessing data regarding bank, mutual fund or brokerage accounts; checking the status of insurance claims or tax filings; obtaining loan or credit card balances and/or rates; registering for college courses; and retrieving descriptions of particular products or services.

     IVR systems constitute a specialized segment of the overall voice processing/call processing market, which also includes voice messaging/voice mail systems, automated attendant systems, automated call distribution systems and outbound predictive dialing systems. The Company believes that the increased use of those systems has been due to several factors, including industry-wide improvements in product features, public acceptance of automated systems to obtain information or execute transactions and competitive pressures on organizations to offer improved customer services at lower costs.

     International sales constitute an important element of Periphonics' business, and Periphonics believes that international markets will continue to offer attractive growth potential. See Note 12 of Notes to Consolidated Financial Statements for information concerning the Company's operations by geographic area.

     Principal Markets, Customers and Applications

     Periphonics has manufactured and delivered systems to customers in the U.S. and in more than 50 other countries. Based on its installed customer base, the Company believes it is a leading supplier of mid-size and large-scale IVR systems. In each of fiscal, 1995, 1996 and 1997, no single customer accounted for as much as 10% of the Company's total revenues. In fiscal 1997, the Company's top ten customers (two of which were new customers) accounted for approximately 36% of total revenues. Six of these top ten customers were telecommunications companies, three of them were financial services companies and one was a government customer. The Company's system sales to customers outside the U.S. contributed approximately 37% of total system sales in fiscal 1997.

     Although the Company is broadening its vertical market focus to include additional industries such as government, higher education, healthcare services, transportation, electric and water utilities and distribution companies, it expects that it will continue to derive a substantial percentage of its system sales from telecommunications and financial services businesses. Accordingly, unfavorable economic conditions or factors that relate to these industries, particularly any such conditions that might result in reductions in capital expenditures by the Company's target customers, could have a material adverse affect on the Company's results of operations. The Company believes that in recent periods certain of its competitors have experienced results below their expectations particularly with respect to certain of their telecommunications customers. There can be no assurance that the Company will not experience similar difficulties with its telecommunications or other vertical market customers.

     Some of the representative markets using Periphonics' systems and typical customer applications in these markets are described below:



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


     Product Technology

     The Company's  products  generally consist of the following major elements:
(i) an application processor platform with one or more SPARC-based RISC processors; (ii) a proprietary voice subsystem that contains one or more telephony interface boards, voice storage, and one or more tone- detection modules, (iii) Company-designed transaction processing software modules and (iv) optional application development tools.

     The main attributes of the products' architecture include its internally distributed client/server processing structure and function specific processing via dedicated microprocessors. The major advantage of this approach is two fold: first, it allows for more effective system implementation by tailoring each function as required; second, it allows for incorporation of new technology in each function as it becomes available, which is beneficial since technology relating to different functions improves at different rates over time. The result of the architecture is a system that can be tailored for many configurations and adapted to newer technologies in telephony and transaction processing. By maintaining an unmodified UNIX kernal and standard UNIX file system, the Company's system software delivers an open and scalable client/server implementation which can be easily migrated to new UNIX versions or to other hardware platforms. The architecture has been designed to provide a systems platform that supports capacity growth and technological evolution with modular upgrades.

     The products, like those of several other competitors (such as Lucent Technologies, formerly part of AT&T, IBM and InterVoice), utilize internally developed telephony interfaces and speech processing modules. Many other competitors rely on telephony interface and other modules purchased from third party component suppliers (such as Dialogic Corporation or Natural Microsystems, Inc.). The Company believes that designing its own telephone and speech processing modules gives it an advantage in evolving and upgrading its systems in a logical and compatible manner, thus preserving the customer's investment in the system over a longer period of time.

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

     Products

     The Company's products include a family of scalable interactive transaction processing systems, called the VPS Series, which can be configured for small (8-24 ports), mid-size (24 to 120 ports), or large scale installations, including a network of multiple systems to handle thousands of telephone ports. The Company also develops and sells software application products and application development tools that provide customers with various administrative, systems management and application development capabilities for their systems.

     All of the products in the VPS Series share an open, flexible, modular architecture, and the same system software which allows application software developed for any system to operate across the Company's entire range of system configurations. The Company provides periodic software upgrades for its systems to deliver enhanced features and maintenance updates. The current VPS Series system software release version is 5.2 and has been available since March 1997. Periphonics' IVR systems are listed below:


                           Year of                           Port
     Model               Introduction                       Capacity

VPS/is (digital)             1995                         24/30-96/120

VPS/is (analog)              1995                          8-120

VPS/mcp                      1996                          192/240 - 384/480


     VPS/is. This model provides enhanced client/server capabilities within a UNIX Software architecture that features parallel functional processing with flexible scalability. The VPS/is system is designed to handle applications, even at peak loads, and accommodates new feature and performance upgrades through incremental enhancements.

     VPS/mcp. This model provides higher density systems that are optimized for high volume calling services. The system and application software for these models are fully compatible with VPS/is systems.

     Depending on system configuration, optional features and custom programming, prices for the Company's systems can range from less than $1,000 per port to more than $4,000 per port, and individual systems can be purchased for as little as $18,000 to more than $1 million.

     Periphonics provides a number of optional features to enhance its systems capabilities. Most of these option features are configured as shared-system resources and are utilized only when needed, thus providing a cost-effective implementation that is scalable to the capacity needs. Each of the optional features is available for use on each of the VPS Series products, where appropriate. These features include:

     Basic Speech Recognition Devices. This option offers recognition of spoken numbers and control words by callers along with standard touch-tone input. In addition, some versions of this option can recognize individual spoken words or continuous numbers or multilingual speech.

     Large Vocabulary Recognition Devices. This option offers recognition of hundreds to thousands of spoken words along with standard touch-tone input. In addition, recognition results can be combined with natural language processing to allow a very simple and intuitive caller interface for a wide range of automated interactive services.

     Caller Message Recording. This option allows the system to record spoken information such as names and addresses from callers and link it with touch-tone information from the same caller and with data retrieved from a host computer for later transcription by the system operator.

     Message Transfer Server. This option offers centralized speech storage and retrieval for a cluster of systems. It includes a highly available and scalable configuration with fault-tolerant disk storage (using RAID) and redundant LAN based message storage and playback.

     Facsimile Interface. This option allows the system to provide a paper response, such as a confirmation letter or account statement, via facsimile transmission, as part of an interactive transaction. The VPS Series digitally stores graphical fax images, which are dynamically combined with caller-supplied information and host database information and transmitted to the caller's facsimile machine under application control.

     Text-to-Speech. This option allows VPS Series products to convert textual data obtained from a database into synthesized speech.

     PeriWeb. A software option that permits Periphonics' systems to support a user's web browser in order to accomplish World Wide Web-based transactions; instead of a voice greeting, the response is provided via a dynamic visual hypertext display.

     Periphonics also develops, markets and supports CTI Products including:

     CallSponsor. A CTI server product that integrates one or more PBX/ACD systems, IVR systems and desktop applications to enable a more productive environment for call center agents. CallSponsor provides call/data tracking and delivery of simultaneous voice and data ("screen pop") to the agent desktops.

     CallView. A CTI desktop client software product that interfaces with CallSponsor and enables integration with other desktop applications to provide seamless call transfers and software based control of PBX/ACD telephone functions.

     Periphonics also develops, markets and supports products for Telecom Enhanced Network Services including:

     Periphonics Calling Card Platform ("PCCP"). This application software product includes a replicated Oracle database and a wide range of configuration options that are activated through easily set parameters. It is scalable over a wide range of sizes - from sizes suitable for small countries as well as large countries.

     Voice Activated Dialing ("VAD"). This application software product includes speaker dependent recognition technology that is combined with a highly adaptive application to meet the needs of telecom service providers in a wide range of configuration.

     Common Channel Signaling Service ("CCSS"). This option allows a cluster of systems to interface to a switching network via SS7 or C7 signaling protocol. These protocols are used by network service providers to connect enhanced service equipment with more flexibility. The CCSS includes a highly available and scalable configuration with redundant servers.

     Periphonics also develops, markets and supports optional system management and application software development tools including:

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

     Product Development

     Recent product development efforts have resulted in the introduction of new speech recognition features, new CTI features to increase agent productivity, Periphonics Calling Card Platform and VAD applications. The Company's present product development activities include integration of new features for speech recognition and other voice processing functions; development of additional graphical management tools; interfaces to additional computer and telephone systems; additional application software products; and cost reducing design enhancements.

     The Company's research and development ("R&D") management is customer oriented and regularly interacts with its major customers. The Company monitors applicable industry technology developments, including proposals for new standards from industry groups (such as TSAPI and TAPI) as part of its product development efforts to provide state-of-the-art systems and related features.

     During fiscal, 1995, 1996 and 1997, the Company spent $5.8 million, $7.9 million and $10.7 million, respectively, on R&D. The Company anticipates that R&D expenditures will continue to represent a significant expense to the Company on an ongoing basis.

     Customer Application Programming Services

     Implementing an IVR or CTI project usually requires the creation of a script, recording and digitizing the appropriate words and phrases, and writing custom application software for the system that links the script and the telephone network interface and provides access to the appropriate database information. Periphonics has established customer project implementation groups that provides customer-specific programming and project management services for turnkey projects based in the United States (Bohemia, New York, and Pleasanton, California), Mexico, the United Kingdom, Germany and Singapore.

     The Company licenses its application software development tools to those customers who prefer to carry out this implementation work themselves, and provides software support, detailed documentation, and a comprehensive hands-on training program to such customers.

     Support Services; Maintenance

     The Company generally offers 24-hour direct support to its customers. The Company's technical support specialists can access a customer's system via dial-up modem access and utilize various remote diagnostic and trace functions which are built into the Company's systems. In addition, the technical support staff also assists the Company's field service staff in resolving installation and maintenance issues relating to the Company's products. Field service staff are based at many locations around the United States, Canada, Mexico, the United Kingdom, Germany, Singapore and Hong Kong. Technical support specialists are based in the United States (Bohemia, New York and Pleasanton, California), Mexico, the United Kingdom, Germany, Singapore and Hong Kong.

     In certain instances, technical support and maintenance for international customers is provided by the Company's distributors.

     Periphonics' products and services are sold with limited warranties, generally for 60 days. After the expiration of the warranty, customers may purchase a renewable 12-month maintenance contract. Under these contracts, the Company agrees to provide upgrades of standard system software, on-site repair or replacement of system hardware that does not perform in accordance with specifications, and telephone consultation.

     Sales and Marketing

     The Company's sales, marketing and pre-sales technical support personnel are located in 17 cities in the U.S.A. and in Canada, United Kingdom, Germany, Hong Kong, Mexico and Singapore. The Company also has agreements with VARs and OEMs who purchase the Company's systems for integration into larger systems as well as with local distributors and independent sales representatives in a number of overseas markets.

     The Company's marketing and sales efforts also utilize direct mail, participation in numerous trade shows, an active telemarketing program, and trade publication advertising.

     The following table illustrates the respective amounts of the Company's system sales contributed by U.S. and international based customers:



                          For Fiscal Year Ending May 31
                             (dollars in thousands)
                                          1995                      1996                    1997
                                  --------------------     --------------------     --------------------

U.S. customers                    $33,885        65.5%      $45,989       64.1%     $54,540      63.3%
International customers           $17,862        34.5%      $25,811       35.9%     $31,604      36.7%
                                  -------        -----      -------      ------    -------      ------
Total system sales                $51,747       100.0%      $71,800      100.0%     $86,144     100.0%
------------------                =======       ======      =======      ======     =======     ======



     The following table illustrates the respective amounts of the Company's total revenue contributed by U.S. and international based customers:


                                           For Fiscal Year Ending May 31
                                              (dollars in thousands)
                                          1995                      1996                   1997
                                -----------------------    --------------------     ------------------

U.S. customers                    $44,757        69.1%      $60,561       68.1%      $ 74,864    67.3%
International customers           $20,020        30.9%      $28,242       31.9%      $ 36,380    32.7%
                                  -------        -----      -------      ------        ------   ------
Total system sales                $64,777       100.0%      $88,803      100.0%      $111,244   100.0%
------------------                =======       ======      =======      ======      ========   ======


     Manufacturing

     The Company's manufacturing activities, which consist primarily of production planning, purchasing, module assembly and testing, system assembly and quality assurance, are conducted at its Bohemia, New York facility and, for European, Middle Eastern and African sales, at its facility in Camberley, U.K.

     Variability of Quarterly Results; Limited Backlog

     The Company's quarterly operating results may fluctuate as a result of a variety of factors, including the length of the sales cycle, the timing of orders from and shipments to customers, delays in development and customer acceptance of custom software applications, product development expenses, new product introductions or announcements by the Company or its competitors, levels of market acceptance for new products and the hiring and training of additional staff as well as general economic conditions. Historically, the size and timing of the Company's sales transactions, including international sales, have varied substantially from quarter to quarter with a substantial percentage of orders and deliveries occurring in the final weeks of a quarter, and the Company expects such variations to continue in future periods. The Company is typically able to deliver systems within 60 days of receipt of the order and therefore, does not customarily have a significant long-term backlog. Because a significant portion of the Company's overhead is fixed in the short-term, the Company's results of operations may be materially adversely affected if revenues fall below the Company's expectations. During the fiscal year ended May 31, 1997, 26.7% of the Company's sales from IVR systems and 33.1% of the Company's net earnings occurred in the Company's fourth fiscal quarter. Generally, the Company's inventory of computer hardware is determined by the Company's forecasts of sales during future periods. If management's forecasts of product sales and product mix prove to be substantially inaccurate, the Company may not have the necessary inventory available to deliver systems in a timely manner which may have a material adverse effect on the Company's results of operations during such period.

     Risk of Rapid Technological Change and New Product Introduction

     The market for IVR, CTI and automated transaction processing systems is characterized by rapid continual technological change and improvements in hardware and software technology and in the features and capabilities of these systems. The Company's future success depends upon its ability to introduce new products and to add new features and enhancements to its existing systems that keep pace with technological and market developments, and that address the increasingly sophisticated and demanding needs of its customers. In order to remain competitive, the Company expects to continue to expend significant resources for research and development. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, product modifications or enhancements or new products that respond to technological advances by others, or that such new or enhanced products or features will adequately and competitively address the needs of the marketplace. In addition, there can be no assurances that the Company will properly estimate costs under fixed price contracts in developing application software and otherwise tailoring its systems to customer-specific requests.

     A portion of sales of the Company's systems depend, in part, upon customers' belief that the Company's UNIX and RISC-based systems offer more performance, features and benefits than PC-based systems offered by certain of the Company's competitors. As PC hardware and operating software become more powerful, however, the capabilities of PC-based systems are likely to increase and may become increasingly competitive alternatives to the Company's products in mid-size and large scale installations.

     The Company's software products, like software programs generally, may contain undetected errors or bugs when introduced, or as new versions are released. While the Company's current products have not experienced post-release software errors that have had a significant financial or operational impact on the Company, there can be no assurance that such problems will not occur in the future, particularly as the Company's systems continue to become more complex and sophisticated. Such defective software may result in loss of or delay in market acceptance of the Company's products, warranty liability or product recalls.

     Highly Competitive Market Environment

     The market for IVR, CTI and automated transaction processing systems in the U.S. and internationally is highly competitive and competition may intensify from existing suppliers and new market entrants. Certain of the Company's competitors have substantially greater financial, technical, marketing and sales resources than the Company. There can be no assurance that the Company's present or future competitors will not exert increased competitive pressures on the Company. In particular, the Company may in the future experience pricing pressures as the markets in which it competes mature, as new technologies are introduced or for other reasons, and such price competition could adversely affect the Company's market share and results of operations.

     In addition, many suppliers of voice mail systems and telecommunications systems have added IVR capabilities to some of their product offerings and offer IVR systems as a component or add-on of an overall sale of a voice mail system or a telecommunications switch. As internet-based systems are enhanced for transaction processing applications, they may provide an alternative means of allowing customers to interact with computer-based information, thereby reducing the need for IVR. Although the Company believes it has certain marketing, technical and other advantages over many of its competitors, maintaining such advantages will require continued investment by the Company in product innovation and development, as well as in sales, marketing and customer support. There can be no assurance that the Company will be successful in such efforts. If the Company is unable to maintain such advantages, it may have a material adverse effect on the Company's results of operations.

     Periphonics' principal competitors in the U.S. include Brite Voice Systems, Inc., InterVoice and Syntellect, Inc., whose businesses are substantially focused on sales of IVR systems, and large, diversified companies such as Lucent Technologies, and IBM for whom IVR and CTI is a small portion of their overall business. In certain specific vertical markets, such as higher education or employee-benefit information systems, the Company faces specialized competition from one or two smaller companies.

     Competition for small IVR systems (4-16 ports) is expected to increase over the next several years from a range of companies offering PC-based systems. This trend could extend to mid-size and large-scale systems.

     In international markets, Periphonics faces competition primarily from its U.S. competitors and several locally based companies. Periphonics believes that the principal competitive factors are supplier and product reputation and reliability, system features, customer service, price and the effectiveness of marketing and sales efforts. Although certain of the Company's competitors have considerably greater financial, technical and sales and marketing resources than the Company, the Company believes that it competes favorably with respect to each of these factors.

     International Sales

     System sales to customers outside the U.S. accounted for approximately 35%, 36%, and 37% of the Company's total system sales in the fiscal years ended May 31, 1995, 1996 and 1997, respectively. Systems sales to customers outside the United States, as a percentage of the Company's overall sales, may fluctuate on a quarterly basis, and the percentage of such sales in a particular quarter are not indicative of the percentage of international sales at the end of the fiscal year.

     The Company's international business is subject to a number of risks, including compliance with special national telecommunications standards and regulatory requirements, export regulations, currency exchange rates, tariffs and other barriers, difficulties in staffing and managing foreign subsidiary operations, potentially adverse tax consequences, longer payment cycles, greater difficulty in accounts receivable collections and specialized inventory requirements applicable to particular foreign countries. There can be no assurance that these factors will not have an adverse impact on the Company's future international sales or operating results. The Company does not currently engage in international currency hedging transactions. To the extent the Company is unable to match revenue received in foreign currencies with expenses paid in the same currency, it is exposed to possible losses on international currency transactions.

     Dependence on Suppliers

     Most of the components and parts used in the Company's products are available from more than one supplier. Certain components that are purchased from one source can generally be replaced with parts available from other sources, after some re-engineering or design changes.

     In certain instances, despite the availability of multiple supply sources, the Company elects to procure certain components or parts from a single source to maintain quality control or to develop a strategic relationship with a supplier. Although the Company has entered into long-term supply contracts with certain of its vendors, the Company has no assurance that components and parts will be available as required, or that prices of such components and parts will not increase. In certain instances the manufacture of components used by the Company in its products has been discontinued by suppliers and the Company has been required to seek functionally similar substitutes or substantially increase its inventories of these discontinued components for its future use. To date, when components have become unavailable, the Company has been able to obtain either sufficient inventory for its own use or other functionally similar substitutes and to accomplish any necessary redesign without a material interruption in production, although there can be no assurance that this will remain the case in the future. If the Company were to experience significant delays, interruptions, discontinuations or reductions in the supply of certain components and parts purchased from suppliers, the Company's results of operations could be materially adversely affected.

     Limited Protection of Proprietary Technology

     The Company's success is heavily dependent upon its proprietary software technology. The Company has no patents; consequently it relies on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, and license agreements to protect its proprietary software technology. Nonetheless, there can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of such rights or that third parties will not independently develop functionally equivalent or superior software technology. The Company from time to time receives correspondence alleging that its products may infringe patents held by third parties. The Company believes that its products and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that any such claims will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. There also can be no assurance that the Company will be able to obtain licenses to disputed third party technology or that such licenses, if available, would be available on commercially reasonable terms. The Company is aware that certain segments of the voice processing industry, particularly voice mail/voice messaging systems, are affected by active and costly litigation. There can be no assurance that as the Company's interactive transaction processing systems evolve and provide features which extend their uses and capabilities, possibly to include certain voice mail/voice messaging and/or additional internet-related features, the Company will not become involved in, or otherwise be affected by, litigation which may or may not be meritorious.

     The Company believes that due to the rapid pace of innovation within the telecommunications industry (including the IVR and CTI segments of the market), factors such as technological and creative skill of personnel, knowledge and experience of management, reputation, maintenance and support and the ability to develop and enhance systems, software products and services are more important for establishing and maintaining a competitive position within the industry than are patent, copyright and other legal protections for its technology.

     Dependence on Key Personnel

     The Company's success during the foreseeable future will depend largely upon the continued services of its executive officers, each of whom has entered into an employment agreement with the Company. Each employment agreement contains non-competition covenants that extend for a period of up to two years following termination of employment. The Company does not have key-man life insurance on its executive officers. The Company's success also depends in part on its ability to attract and retain qualified managerial, technical and sales and marketing personnel in a timely fashion. The Company's results of operations could be materially adversely affected if the Company were unable to attract, hire, assimilate and train these personnel in a timely manner.

     Anti-Takeover Provisions and Rights Plan

     Certain "anti-takeover" provisions of the Delaware General Corporation Law, among other matters, restrict the ability of certain stockholders to effect a merger or business combination or obtain control of the Company. In addition, the Company's By-Laws provide for a classified Board of Directors with staggered three-year terms. The Company has an authorized class of 1,000,000 shares of preferred stock, which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board of Directors may determine, without further stockholder action. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deferring or preventing a change in control of the Company. On July 15, 1996, the Board of Directors of the Company approved a Rights Plan designed to protect stockholders in the event of an unsolicited attempt to acquire the Company, including a gradual accumulation of shares in the open market, a partial or two-tier tender offer that does not treat all stockholders equally, and other takeover tactics which the Board of Directors believes may be abusive and not in the best interests of stockholders. The implementation of the Rights Plan increases the Board of Directors' power in the event of an unsolicited proposal by giving the Board of Directors more time and the opportunity to evaluate an offer and exercise its good faith business judgment to take appropriate steps to protect and advance stockholder interests by negotiating with the bidder, auctioning the Company, implementing a recapitalization or restructuring designed as an alternative to the offer, or taking other action.

     Potential Volatility of Stock Price

     The market price of the shares of the Company's Common Stock may be highly volatile. Factors such as fluctuations in the Company's quarterly operating results, announcements of technological innovations or new commercial products by the Company or its competitors, and conditions in the markets in which the Company and its customers compete may have a significant effect on the market price and marketability of the Common Stock. Prices for many technology company stocks, including the Common Stock, may fluctuate widely as a result of the factors cited above or for reasons that are not directly related to the operating performance of such companies, including general fluctuations in stock prices and changes in earnings estimates or recommendations by securities analysts. See "Price Range of Common Stock."

     Employees

     As of May 31, 1997, Periphonics employed 733 persons. Approximately 100 employees are located outside the U.S. None of the Company's employees is covered by collective bargaining agreements. The Company considers relations with its employees in general to be excellent.

     Disclosures Regarding Forward Looking Statements

     This report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10- K including, but not limited to, statements contained in this "Business," "Management's Discussion and Analysis" and "Notes to Consolidated Financial Statements," located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove correct.

     Item 2. Properties

     The Company's corporate headquarters and manufacturing facility is located in Bohemia, New York, a New York City suburb. This facility consists of a Company-owned 65,000 square-foot building located on a 3.9 acre site and 89,000 square feet leased in two nearby buildings (including an additional 7,000 square feet which the Company leased during August 1997). The headquarters contain the Company's manufacturing, development, service and administration departments, as well as a professional-quality recording studio. The Company also owns approximately 3.4 acres of vacant land for future development adjacent to its headquarters. The Company believes that suitable additional space will be available in the area as needed in the future on commercially reasonable terms.

     In addition, the Company has leased regional sales offices in Atlanta, Charlotte, Chicago, Dallas, Denver, Grand Rapids, Los Angeles, Minneapolis, Ontario, Pleasanton, Providence, San Francisco, Seattle, Tampa, Toronto and Washington D.C.

     The Company's European headquarters in Camberley, U.K. is housed in a 17,000 square-foot leased space in two adjacent buildings. The Company also leases a maintenance support office of approximately 1,500 square feet nearby Manchester, England. Sales, custom application development and on-going maintenance staff operates out of leased offices in Germany, Hong Kong, Mexico and Singapore.

     Item 3. Legal Proceedings

     The Company is not a party to any litigation that it believes could have a material adverse effect on the Company or its business.

     Item 4. Submission of Matters to a Vote of Security Holders

     None

                                     PART II

     Item 5. Market for Common Equity and Related Stockholder Matters

     The Company's Common Stock, par value $.01 per share (the "Common Stock"), trades on the NASDAQ Stock Market under the symbol PERI. The following table sets forth for each period indicated the high and low closing prices for the Common Stock for the period March 31, 1995, the date of the Company's initial public offering, through May 31, 1997, as reported by NASDAQ:


                       Fiscal 1995                                                  Sales Prices
                       -----------                                                  ------------

                                                                        High                            Low
                                                                        ----                            ---

Quarter Ended May 31, 1995                                              8 5/8                          7 3/8

                       Fiscal 1996
                       -----------

Quarter Ended August 31, 1995                                          12 1/4                          7 3/8
Quarter Ended November 30, 1995                                        14 3/4                          11 3/4
Quarter Ended February 29, 1995                                        13 7/8                          10 1/2
Quarter Ended May 31, 1996                                               18                            10 3/8

                       Fiscal 1997
                       -----------

Quarter Ended August 31, 1996                                          20 1/8                          12 7/8
Quarter Ended November 30, 1996                                          21                            17 1/4
Quarter Ended February 28, 1997                                        34 3/4                         11 1/4
Quarter Ended May 31, 1997                                             19 1/2                            11


     The foregoing over-the-counter market quotations represent inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

     Prices for the shares have been adjusted to reflect a two for one split of the Company's Common Stock effected as a stock dividend paid on October 31, 1996.

     (b) The number of recordholders of the Common Stock as of August 26, 1997 is approximately 349. The Company believes that there are a substantially greater number of beneficial owners of shares of its Common Stock.

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

     Item 6. Selected Financial Data

     The following selected consolidated financial data as of and for each of the five fiscal years in the period ended May 31, 1997 has been derived from the consolidated financial statements of the Company, which have been audited by Deloitte & Touche LLP, independent auditors, whose report as of May 31, 1997 and 1996, and for each of the three years in the period ended May 31, 1997 is included elsewhere herein. The selected consolidated financial data should be read in conjunction with and is qualified in its entirety by the Company's consolidated financial statements, related notes and other financial information included elsewhere herein.

                            Fiscal Year Ended May 31,
                 (in thousands except share and per share data)



                                                         1993         1994         1995 (1)        1996         1997
                                                         ----         ----         ----            ----         ----

System sales........................................   $29,906      $41,192       $51,747       $71,800      $86,144
Service revenues....................................     9,492       10,293        13,030        17,003       25,100
                                                       -------      -------        ------        ------      -------
  Total revenues....................................    39,398       51,485        64,777        88,803      111,244
                                                       -------      -------        ------        ------      -------
Cost of system sales................................    13,677       18,653        23,686        32,798       38,858
Cost of service revenues............................     6,750        7,748         8,387        10,956       14,924
                                                       -------      -------        ------        ------      -------
  Total cost of revenues............................    20,427       26,401        32,073        43,754       53,782
                                                       -------      -------        ------        ------      -------
Gross profit........................................    18,971       25,084        32,704        45,049       57,462
                                                       -------      -------        ------        ------      -------
Selling, general and
 administrative.....................................    13,062       15,249         18,749       22,587       27,737
Research and development............................     4,406        4,961          5,831        7,933       10,698
Non-recurring, noncash compensation charge (1)......       -            -            1,250          -             -
                                                        --------     --------      -------       ------      -------
  Total operating expenses..........................    17,468       20,210         25,830       30,520       38,435
                                                       -------      -------       --------       ------      -------
Earnings from operations............................     1,503        4,874          6,874       14,529       19,027
                                                       -------      -------       --------       ------      -------
Interest expense....................................      (673)        (936)         (992)          -             -
Interest and other income...........................       117          159           170           885        1,242
Foreign exchange gain (loss)........................       175         (464)           88          (345)         (49)
                                                       -------      --------      -------        -------     -------
  Total other expenses..............................     (381)       (1,241)         (734)          540        1,193
                                                       -------      --------      --------       ------      -------
Earnings before provision for income
 taxes and cumulative effect of
 change in accounting principle ....................     1,122         3,633        6,140        15,069       20,220
Provision for income taxes..........................       579         1,599        2,956         5,854        7,583
                                                       -------      --------      -------        ------      -------
Earnings before cumulative effect
 of change in accounting principle .................       543         2,034        3,184         9,215       12,637
Cumulative effect of change
 in accounting principle (2) .......................       -              83         -             -              -
                                                       ---------    ---------     -----------   ------------ -------
Net earnings........................................   $   543      $  1,951      $ 3,184       $ 9,215      $12,637
                                                       =======      ========      =======       =======      =======

Earnings per Common and Common Equivalent Share:
Earnings before cumulative effect
 of change in accounting principle..................   $  0.05      $   0.22      $  0.33       $  0.69     $  0 .90
Cumulative effect of change in
 accounting principle...............................       -           (0.01)         -             -            -
                                                       ---------    ---------     ----------    -----------  -------
Earnings per common share...........................   $  0.05      $   0.21      $  0.33       $ 0 .69    $   0 .90
                                                       =======      ========      =======       ========     =======
Weighted average number of common
 and common equivalent shares.......................     7,864         9,228         9,778       13,260       14,005
                                                       =======      ========       =======       ========    =======




                                                          1993         1994        1995             1996           1997
                                                          ----         ----        ----             ----           ----

Balance Sheet Data:
Working capital......................................  $14,574      $13,837      $27,550         $48,476        $55,200
Total assets.........................................   28,460       33,714       47,722          75,103         93,583
Total debt...........................................   11,285       10,032          -               -               -
Redeemable cumulative convertible preferred stock
 issued by subsidiary                                    1,215        1,215        1,215             -               -
Redeemable cumulative convertible preferred stock....    4,500        4,500          -               -               -
Common stockholders' equity..........................    5,337        6,289       33,576          58,781         72,208



     (1) On February 1, 1995, the Company accelerated the vesting of all outstanding stock options under its 1986 Incentive Stock Option Plan (the "1986 Plan"), thereby allowing all such options to be fully vested at such date. The Company also relinquished its right to repurchase shares obtained by employees under the 1986 Plan. As a result, the Company recorded a non-recurring, noncash compensation charge of approximately $1.25 million, or $0.13 per share. See Note 10 of notes to consolidated financial statements.

     (2) During fiscal 1994, the Company changed its method of accounting for income taxes to conform to Statement of Financial Accounting Standards No. 109.

     (3) Earnings per common and common equivalent share has been computed by dividing net earnings, after reduction for preferred stock dividends, when applicable, by the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares included in the computation represent common equivalent shares from convertible preferred stock, when applicable, and dilutive common equivalent shares from stock options (using the treasury stock method). See Note 2 of notes to consolidated financial statements.

     Item 7. Management's Discussion and Analysis

     Overview

     Disclosures Regarding Forward Looking Statements

     This report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10- K including, but not limited to, statements contained in this "Management's Discussion and Analysis," "Business" and "Notes to Consolidated Financial Statements," located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove correct.

     Fiscal Years Ended May 31, 1996 and 1997

     Total Revenues. Total revenues increased by 25.3%, from $88.8 million in fiscal 1996 to $111.2 million in fiscal 1997. System sales increased by 20.0%, from $71.8 million in fiscal 1996 to $86.1 million in fiscal 1997. The increase in system sales was due to a 18.6% increase in domestic sales and a 22.4% increase in international sales primarily due to continued growth in new and upgraded system requirements. The increase in system sales was primarily due to increases in unit sales volume. Service revenues increased by 47.6%, from $17.0 million in fiscal 1996 to $25.1 million in fiscal 1997, primarily due to the addition of units to the service base, as well as an increase in installation revenues.

     Gross Profit. The Company's gross profit increased by $12.4 million from $45.0 million in fiscal 1996 to $57.5 million in fiscal 1997. Gross profit as a percentage of total revenues increased from 50.7% in fiscal 1996 to 51.7% in fiscal 1997. Gross profit on system sales increased by $8.3 million, or 21.2%, from $39.0 million in fiscal 1996 to $47.3 million in fiscal 1997. Gross margin on system sales increased from 54.3% in fiscal 1996 to 54.9% in fiscal 1997. Gross profit on service revenues increased by $4.1 million, or 68.3%, from $6.0 million in fiscal 1996 to $10.2 million in fiscal 1997. Gross margin on service revenues was 35.6% and 40.5% in fiscal years 1996 and 1997, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses were $22.6 million and $27.7 million for fiscal 1996 and 1997, respectively, or 25.4% and 24.9% of total revenues, respectively. The increase in the dollar amount of the SG&A expenses was primarily due to expansion of the sales effort in both domestic and international markets, increased sales commissions due to higher revenues and increases in expenses to support the increased level of sales. SG&A expenses decreased as a percentage of total revenues due to the Company's ability to leverage certain fixed expenses over its growing revenue base.

     Research and Development Expenses. Research and development ("R&D") expenses were $7.9 million and $10.7 million for fiscal 1996 and 1997, respectively, or 8.9% and 9.6% of total revenues, respectively. The increase in the dollar amount of research and development expense reflects the continued expansion of the Company's R&D staff which increased from 101 to 128 between May 31, 1996 and 1997. R&D expenses are charged to operations as incurred, and software development costs have not been capitalized. The Company expects such expenditures to continue to increase, although such expenses as a percentage of total revenues may vary from period to period.

     Other Income (Expense). Other income was $1.2 million for fiscal 1997 as compared to $0.5 million in fiscal 1996. Interest income was $0.9 million and $1.2 million in fiscal 1996 and fiscal 1997, respectively. Foreign exchange gain
(loss) decreased from a loss of $0.4 million in fiscal 1996 to no loss in fiscal 1997.

     Income Taxes. Variations in the customary relationship between the provision for income taxes and the statutory income tax rate during the past two years primarily resulted from the utilization of research and development tax credits, state and local income taxes and exempt income of the Company's foreign sales corporation. The Company's effective income tax rates were 38.8% and 37.5% for fiscal 1996 and fiscal 1997, respectively.

     Foreign Operations. The Company's European subsidiary had an operating profit of $0.4 million during fiscal 1997 as compared to an operating profit of $0.8 million during fiscal 1996 (see Note 12 of notes to consolidated financial statements). The decline in profitability was primarily due to lower gross margins on system sales and higher SG&A expenses associated with infrastructure growth. Transfers from the Company's North American operations to its European subsidiary are accounted for at cost, plus a reasonable profit. The cost of revenues for the Company's European subsidiary includes approximately $0.6 million of intercompany gross profit earned by the Company's North American operations on system sales by the European subsidiary to third parties during both fiscal 1996 and fiscal 1997, respectively.

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

     Other Income (Expense). Other income was $0.5 million for fiscal 1996 as compared to other expense of $0.7 million in fiscal 1995. Interest expense decreased from $1.0 million in fiscal 1995 to $0 in fiscal 1996, due to the elimination of debt by the use of proceeds from the Company's initial public offering. Interest income was $0.2 million and $0.9 million in fiscal 1995 and fiscal 1996. Foreign exchange gain (loss) decreased from a gain of $0.1 million in fiscal 1995 to a loss of $0.4 million in fiscal 1996.

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

     Foreign Operations. The Company's European subsidiary had an operating profit of $0.8 million during fiscal 1996 as compared to an operating loss of $0.2 million during fiscal 1995 (see Note 12 of notes to consolidated financial statements). The increase in profitability was primarily due to an increase in the gross margin on increased system sales. Transfers from the Company's North American operations to its European subsidiary are accounted for at cost, plus a reasonable profit. The cost of revenues for the Company's European subsidiary includes approximately $0.9 million and $0.6 million of intercompany gross profit earned by the Company's North American operations on system sales by the European subsidiary to third parties during fiscal 1995 and fiscal 1996, respectively.

     Liquidity and Capital Resources

     The Company's principal cash requirement to date has been to fund working capital and capital expenditures in order to support the growth of revenues. Historically, the Company has primarily financed this requirement through cash flow from operations and bank borrowings and two Public Offerings of the Company's Common Stock in 1995, which resulted in an aggregate of $41.1 million of net proceeds to the Company. Cash flow from operations was $0.2 million, $9.6 million and $7.3 million in fiscal 1995, 1996 and 1997, respectively. At May 31, 1997, the Company had working capital of $55.2 million, including $25.1 million of cash and cash equivalents. The Company expects its working capital needs to increase along with future revenue growth.

     At May 31, 1997, current assets increased by $11.9 million while current liabilities increased by $5.1 million as compared to May 31, 1996. Current assets increased principally as a result of increases in inventories and accounts receivable due to higher operating levels.

     The average days' sales outstanding (calculated by dividing the net accounts receivable at the balance sheet date) were approximately 98 days, 83 days and 111 days at May 31, 1995, 1996 and 1997, respectively.

     In January 1995, the Company increased its line of credit to $8.0 million with interest charged at the prime rate plus 0.25%. The line of credit expires on November 30, 1997. As of May 31, 1997, the Company had no borrowings under this line of credit

     The Company made capital expenditures totalling $2.4 million, $5.9 million and $10.3 million during fiscal 1995, 1996 and 1997, respectively.

     The Company believes that its existing sources of working capital and borrowings available under its revolving line of credit will be sufficient to fund its operations and capital expenditures for at least 12 months.

     Recent Financial Accounting Standards Board Statements

     Recent pronouncements of the Financial Accounting Standards Board ("FASB") which are not required to be adopted at this date include, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), and Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 131 and SFAS 130 are effective for fiscal years beginning after December 15, 1997 and SFAS 129 and 128 are effective for fiscal years ending December 31, 1997. The adoption of these pronouncements is not expected to have a material impact on the Company's consolidated financial statements.

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

     The information is contained on Pages F-1 through F-19 hereof.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                     PART IV

     Item 14. Exhibits, Financial Statement Schedule and reports on Form 8-K

(a)(1)   CONSOLIDATED FINANCIAL STATEMENTS                                                               PAGE(S)



Index to Consolidated Financial Statements................................................................F-1

Independent Auditors' Report..............................................................................F-2


Consolidated Balance Sheets as of May 31, 1997 and 1996...................................................F-3


Consolidated Statements of Earnings for the years ended
  May 31, 1997, 1996 and 1995.............................................................................F-4


Consolidated Statements of Stockholders' Equity for the years ended May 31, 1997, 1996 and 1995.......................................................................F-5


Consolidated Statements of Cash Flows for the years ended
  May 31, 1997, 1996 and 1995.............................................................................F-6


Notes to Consolidated Financial Statements.........................................................F-7 - F-19


(a)(2)  FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts...........................................................S-1


(a)(3)  EXHIBITS

 *3.1          Form of Amended and Restated Certificate of Incorporation
 *3.2          Form of Amended and Restated By-Laws
 *4.1          Form of Common Stock Certificate
*10.1          1986 Incentive Stock Option Plan
*10.2          1995 Stock Option Plan
*10.3          1995 Non-Employee Director Stock Option Plan
*10.13         Performance Incentive Plan
 11            Statement re computation of per share earnings
*22.1          List of Subsidiaries
 23            Consent of Deloitte & Touche LLP
 27            Financial Data Schedule



---------------

     *Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration Number 33-89294.

     (b)(1) REPORTS ON FORM 8-K

     The Registrant did not file any reports on Form 8-K during the last quarter of its fiscal year ended May 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PERIPHONICS CORPORATION
                                            Registrant

                                        By: /s/Peter J. Cohen
                                            --------------------------------
                                            Peter J. Cohen, President

Dated:  August 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



              Signature                            Title                                      Date


/s/Peter J. Cohen                Chairman of the Board, President and Chief
------------------------         Executive Officer (Principal Operating Officer)           August 28, 1997
Peter J. Cohen


/s/Richard A. Daniels            Senior Vice President, Treasurer and Director             August 28, 1997
------------------------
Richard A. Daniels


/s/Kevin J. O'Brien              Chief Financial Officer, Vice President-Finance           August 28, 1997
------------------------         and Administration (Principal Accounting and
Kevin J. O'Brien                 Financial Officer), Secretary and Director

/s/Jayandra Patel                Sr. Vice President-Product Development, Assistant         August 28, 1997
------------------------         Treasurer and Director
Jayandra Patel


                                 Director                                                  August __, 1997
------------------------
Edward H. Blum



                                 Director                                                  August __, 1997
------------------------
Peter Breitstone


                    PERIPHONICS CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                   Page

Independent Auditors' Report                                                                        F-2

Consolidated Balance Sheets as of May 31, 1997 and 1996                                             F-3

Consolidated Statements of Earnings for the years
  ended May 31, 1997, 1996 and 1995                                                                 F-4

Consolidated Statements of Stockholders' Equity for
  the years ended May 31, 1997, 1996 and 1995                                                       F-5

Consolidated Statements of Cash Flows for the years
  ended May 31, 1997, 1996 and 1995                                                                 F-6

Notes to Consolidated Financial Statements                                                      F-7 - F-19


Schedule II - Valuation and Qualifying Accounts                                                     S-1

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Periphonics Corporation
Bohemia, New York

     We have audited the accompanying consolidated balance sheets of Periphonics Corporation and subsidiaries as of May 31, l997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1997. Our audits also included the financial statement schedule listed in the Index at item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Periphonics Corporation and subsidiaries as of May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Jericho, New York
July 14, 1997

PERIPHONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)



                                                                                                  May 31,
ASSETS                                                                               1997                 1996
------                                                                            ----------           -------

CURRENT ASSETS:
   Cash and cash equivalents                                                       $25,092             $18,664
   Short-term investments                                                             -                  8,603
   Accounts receivable, less allowance for doubtful accounts
     of $1,000 and $890, respectively (Note 3)                                      35,735              23,829
   Inventories (Note 4)                                                             12,858              11,097
   Deferred income taxes (Note 8)                                                    1,357               1,261
   Prepaid expenses and other current assets                                         1,211                 935
                                                                                   -------             -------
                  Total Current Assets                                              76,253              64,389

PROPERTY, PLANT AND EQUIPMENT, net
   (Note 5)                                                                         16,952              10,426

OTHER ASSETS                                                                           378                 288

                                                                                   $93,583             $75,103
                                                                                   =======             =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                $ 5,928             $ 4,247
   Accrued expenses and other current liabilities (Note 6)                          15,125              11,666
                                                                                   -------             -------
                  Total Current Liabilities                                         21,053              15,913

DEFERRED INCOME TAXES (Note 8)                                                         322                 409
                                                                                   -------             -------
                                                                                    21,375              16,322
                                                                                   -------             -------

COMMITMENTS AND CONTINGENCIES
   (Notes 7 and 11)

STOCKHOLDERS' EQUITY (Notes 10 and 11):
   Preferred stock, par value $.01 per share, 1,000,000
     shares authorized, none issued                                                  -                  -
   Common stock, par value $.0l per share; authorized:  30,000,000
     shares, outstanding:  13,693,758 and 13,598,164 shares, respectively              137                 136
   Additional paid-in capital                                                       42,559              41,770
   Retained earnings                                                                29,512              16,875
                                                                                   -------             -------
                                                                                    72,208              58,781
                                                                                   -------             -------
                                                                                   $93,583             $75,103
                                                                                   =======             =======







     See notes to consolidated financial statements.

PERIPHONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands)


                                                                                     Year Ended May 31,
                                                                                     ------------------
                                                                            1997          l996          1995



System sales                                                            $  86,144     $  71,800     $  51,747
Service revenues                                                           25,100        17,003        13,030
                                                                        ---------     ---------     ---------
     Total revenues                                                       111,244        88,803        64,777
                                                                        ---------     ---------     ---------

Cost of system sales                                                       38,858        32,798        23,686
Cost of service revenues                                                   14,924        10,956         8,387
                                                                        ---------     ---------     ---------
     Cost of revenues                                                      53,782        43,754        32,073
                                                                        ---------     ---------     ---------

Gross profit                                                               57,462        45,049        32,704
                                                                        ---------     ---------     ---------

Operating expenses:
  Selling, general and administrative (Note 10)                            27,737        22,587        18,749
  Research and development                                                 10,698         7,933         5,831
  Nonrecurring, non-cash compensation charge (Note 10)                      -             -             1,250
                                                                        ---------     ---------     ---------

                                                                           38,435        30,520        25,830
                                                                        ---------     ---------     ---------

Earnings from operations                                                   19,027        14,529         6,874
                                                                        ---------     ---------     ---------

Other income (expense):
  Interest expense                                                          -             -              (992)
  Interest and other income                                                 1,242           885           170
  Foreign exchange (loss) gain                                                (49)         (345)           88
                                                                        ---------     ---------     ---------
                                                                            1,193           540          (734)
                                                                        ---------     ---------     ---------
Earnings before provision for income taxes                                 20,220        15,069         6,140

Provision for income taxes (Note 8)                                         7,583         5,854         2,956
                                                                        ---------     ---------     ---------

Net earnings                                                            $  12,637     $   9,215     $   3,184
                                                                        =========     =========     =========

Net earnings per common and common
  equivalent share                                                      $   0.90      $    0.69     $    0.33
                                                                        ========      =========     =========

Weighted average number of common and
  common equivalent shares (Note 10c)                                      14,005        13,260         9,778
                                                                        =========     =========     =========










     See notes to consolidated financial statements.

PERIPHONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                                        Additional                                          Total
                                    Common Stock         Paid-In    Retained          Treasury Stock     Stockholders'
                                  Shares      Amount     Capital    Earnings        Shares     Amount       Equity

BALANCE, June 1, 1994            7,500,000     $ 75     $  1,592     $ 4,622           -      $   -        $  6,289
Book value stock
 options (Note 10)                   -           -         1,274       -               -          -           1,274
Net earnings                         -           -         -           3,184           -          -           3,184
Conversion of Series A
   preferred stock (Note 9)      1,500,000       15        4,485       -               -          -           4,500
Purchase of treasury
  stock (Note 9)                     -           -         -           -          (1,540,000)  (8,862)       (8,862)
Initial public offering of
  common stock (Note 1)          2,800,000       28       18,287       -           1,500,000    8,789        27,104
Exercise of stock options          290,000        2          231       -               -          -             233
Retirement of treasury stock       (40,000)      -           (73)      -              40,000       73           -
Dividends declared and paid
  on preferred stock (Note 9)        -           -         -            (146)          -          -           (146)
                                 ----------     ----     --------    -------    ------------   -------     --------

BALANCE, May 31, 1995           12,050,000      120       25,796       7,660           -          -         33,576
Net earnings                         -            -        -           9,215           -          -          9,215
Secondary public offering
  of common stock (Note 1)       1,200,000       12       13,947       -               -          -         13,959
Exercise of stock options and
  stock issued under employee
  stock purchase plan (Note 10)    269,914        4          442       -               -          -            446

Tax benefit relating to
  employee stock options             -            -          370       -               -          -            370

Conversion of preferred
  stock held by subsidiary
  (Note 9)                          78,250        -        1,215       -               -          -          1,215
                              ------------     -----    --------     -------    ------------  ----------- --------
BALANCE, May 31, 1996           13,598,164      136       41,770      16,875           -          -         58,781

Net earnings                         -            -        -          12,637           -          -         12,637

Exercise of stock options
  and stock issued under
  employee stock purchase
  plan (Note 10)                    95,594         1         622       -               -          -            623

Tax benefit relating to
 employee stock options             -             -          167       -               -          -            167
                              ------------     ------   --------     -------    ------------  ---------  ---------

BALANCE, May 31, 1997           13,693,758     $  137   $ 42,559     $29,512           -      $   -        $72,208
                              ============     ======   ========     =======    ============  =========  =========


See notes to consolidated financial statements.

PERIPHONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                                        Year Ended May 31,
                                                                                   1997         1996        1995
                                                                                   ----         ----        ----


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                  $ 12,637     $  9,215    $ 3,184
  Adjustments to reconcile net earnings to net cash
    and cash equivalents provided by operating activities:
    Depreciation and amortization                                                  3,725        2,867      2,216
    Provision for losses on accounts receivable                                      110          140        484
    Provision for inventory reserves                                                 418          450        765
    Deferred income taxes                                                           (183)        (323)      (253)
    Stock option compensation expense                                              -             -         1,274
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                            (12,016)      (1,892)    (8,459)
      Increase in inventories                                                     (2,179)      (4,104)      (490)
      Increase in prepaid expenses and other current assets                         (276)         (20)      (262)
      Increase in other assets                                                       (90)         (76)      (189)
      Increase in accounts payable and accrued expenses and
        other current liabilities                                                  5,140        3,364      1,896
                                                                                --------     --------    -------
         Net cash and cash equivalents provided by
            operating activities                                                   7,286        9,621        166
                                                                                --------     --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchases of property, plant and equipment, net                                (10,251)      (5,882)    (2,449)
  Purchases of short-term investments                                             (6,283)      (8,603)     -
  Proceeds from the sale of short term investments                                14,886        -          -
                                                                                --------     --------    -------

         Net cash and cash equivalents used in
           investing activities                                                   (1,648)     (14,485)    (2,449)
                                                                                ---------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from public offering of common stock                                    -           13,959     27,104
  Purchase of treasury stock                                                       -            -         (8,862)
  Proceeds from long-term debt                                                     -            -         11,045
  Principal repayments of long-term debt                                           -            -        (21,077)
  Payment of dividends                                                             -            -         (1,181)
  Proceeds from stock options exercised including related
    tax benefits                                                                     790          816        233
                                                                                --------     --------    -------

         Net cash and cash equivalents provided
            by financing activities                                                  790       14,775      7,262
                                                                                --------     --------    -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          6,428        9,911      4,979

CASH AND CASH EQUIVALENTS, beginning of year                                      18,664        8,753      3,774
                                                                                --------     --------    -------

CASH AND CASH EQUIVALENTS, end of year                                          $ 25,092     $ 18,664    $ 8,753
                                                                                ========     ========    =======

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
    Cash paid during the year for:
    Interest                                                                    $ -          $  -        $   992
                                                                                ========     ========    =======
    Income taxes                                                                $  5,211     $  6,079    $ 2,150
                                                                                ========     ========    =======


See notes to consolidated financial statements.

PERIPHONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 1997, 1996 AND 1995
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     1.  DESCRIPTION  OF  BUSINESS,  BASIS OF  PRESENTATION  AND INITIAL  PUBLIC
OFFERING

     Periphonics Corporation and subsidiaries (the "Company") develops, markets and supports high performance interactive voice response ("IVR") systems, based on industry-standard, open architecture hardware and operating system software, in combination with its own proprietary IVR technology that address the needs of mid-size and large-scale customer installations. During 1986, the Company became a wholly-owned subsidiary of 4000 VMH Corp. as a result of the purchase of all of the Company's outstanding common stock from Exxon Corporation ("Exxon") by 4000 VMH Corp. The transaction was accounted for using the purchase method of accounting. The aggregate purchase price of $5,542 approximated the net assets of the Company at the closing date. Effective March 30, 1995, 4000 VMH Corp. was merged into the Company (the "Merger"). The accompanying consolidated financial statements have been prepared giving effect to the Merger. The financial position and results of operations of 4000 VMH Corp. are not material to the accompanying consolidated financial statements.


     On March 30, 1995, the Company consummated an initial public offering of common stock (the "Public Offering"). In the Public Offering, the Company sold 4,300,000 shares of common stock and selling stockholders sold 1,200,000 shares of common stock at $7.00 per share. The Company did not receive any of the proceeds from the sale of common stock by the selling stockholders. Net proceeds of $27,104 (after underwriters discounts of $2,107 and offering expenses of $889) were received by the Company and were used to repay borrowings totaling $14,248 pursuant to various credit agreements and to reacquire 1,500,000 shares of its common stock from Exxon for approximately $8,789 (plus the payment to Exxon of approximately $207 of accumulated dividends) with the balance of $3,860 to be used for general corporate purposes.

     In April 1995, the underwriters exercised their over-allotment option to purchase an additional 825,000 shares from the selling stockholders. The Company did not receive any of the proceeds.

     On November 17, 1995, the Company consummated a secondary public offering of common stock (the "Secondary Offering"). In the Secondary Offering, the Company sold 1,200,000 shares of common stock and selling stockholders sold 1,310,000 shares of common stock at $12.75 per share. The Company did not receive any of the proceeds from the sale of common stock by the selling stockholders. Net proceeds of approximately $13,959 (after underwriting discounts of $876 and offering expenses of $465) were received by the Company and are to be used for general corporate purposes, including working capital, facilities expansion, and possible acquisitions of businesses, products, or technologies complementary to the Company's business.

     On November 22, 1995, the underwriters exercised their over-allotment option to purchase an additional 376,500 shares from the selling shareholders. The Company did not receive any of the proceeds.

     Amounts of shares and per share amounts in this note have been adjusted to reflect the stock split (See Note 10c).

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

     Standard products and custom software are sold with limited warranties, generally for 60 days. Warranty expense for the fiscal years ended May 31, 1997, 1996 and 1995 was not material.

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

     e. Investments - The Company follows the provisions of Statement of Financial Accounting Standards No. 115, "Accounting For Certain
Investments  In Debt and Equity  Securities".  At May 31,  1996,  the  Company's
investments consisted of U.S. Government and Agency bonds with original maturities of greater than three months and remaining maturities of less than six months. Such debt securities are classified as held-to-maturity because the Company has the positive intent and ability to hold the investments to maturity. Held-to-maturity investments are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts.

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

     h. Impairment of Long-Lived Assets - In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS
121"), "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of", the Company reviews its long-lived assets, including property, plant and equipment, identifiable intangibles and software development costs for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. SFAS 121 had no effect on the Company's consolidated financial statements.

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

     j. Income taxes - The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Tax credits are accounted for under the flow-through method.

     k. Earnings per common and common equivalent share - Earnings per common and common equivalent share has been computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents included in the computation represent common share equivalents from convertible preferred stock, when applicable, and dilutive common equivalent shares from stock options (using the treasury stock method).

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

     m. Fair Value of Financial Instruments - Financial instruments consist primarily of investments in cash equivalents, short-term investments, trade accounts receivable, and accounts payable. At May 31, 1997 and 1996, the fair value of the Company's financial instruments approximated the carrying value.

     n. Stock-based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

     3. ACCOUNTS RECEIVABLE

                                                   1997              1996
                                                   ----              ----
     Billed                                    $   27,003       $   16,055
     Unbilled                                       8,732            7,774
                                                ----------       ----------
                                               $   35,735       $   23,829
                                                ==========       ==========

     Unbilled receivables primarily relate to sales recorded on standard products which have been shipped, but have not yet been finally accepted by the customer. The Company has no significant remaining obligations relating to these unbilled receivables and collectibility is probable (see Note 2b). Substantially all unbilled receivables as of May 31, 1996 were collected during fiscal 1997. All unbilled receivables as of May 31, 1997 are expected to be collected in less than one year.

     4.  INVENTORIES

                                                   1997              1996
                                                   ----              ----
Raw  materials                                 $  7,624           $  6,218
Work-in-process                                   5,234              4,879
                                              ----------         ---------
                                               $ 12,858           $ 11,097
                                              ==========         =========

     5. PROPERTY, PLANT AND EQUIPMENT, net


                                                                 Useful Lives         1997              1996
                                                                 ------------         ----              ----
                                                                  (in years)

     Land                                                                          $      906       $      156
     Building and improvements                                        40                5,446            3,891
     Machinery, equipment, furniture and fixtures                    3-10              20,093           13,948
     Customer service equipment                                        5                6,796            4,927
                                                                                   ----------       ----------
                                                                                       33,241           22,922

     Less accumulated depreciation                                                     16,289           12,496
                                                                                   ----------       ----------
                                                                                   $   16,952       $   10,426
                                                                                   ==========       ==========

     Depreciation expense relating to property, plant and equipment amounted to approximately $3,702, $2,833 and $2,063 for the years ended May 31, 1997, 1996 and 1995, respectively.

     6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                                                      1997              1996
                                                                                      ----              ----

     Customer advance payments                                                     $    6,173       $   6,130
     Accrued payroll, commissions, bonuses,
       fringe benefits and payroll taxes                                                4,211           3,257
     Income taxes payable                                                               2,864             610
     Other accrued expenses                                                             1,877           1,669
                                                                                   ----------       ---------
                                                                                   $   15,125       $  11,666
                                                                                   ==========       =========

     7. LINE OF CREDIT

     The Company has an $8,000 unsecured line of credit with a bank which expires on November 30, 1997. There were no borrowings against such line of credit at May 31, 1997 or 1996. Any borrowings on this line of credit will bear interest at the prime rate (8.50 percent at May 31, 1997) plus one-quarter percent.

     8. INCOME TAXES

     The provision for income taxes consists of the following:

                                                                     1997             1996               1995
                                                                     ----             ----               ----

     Current:
       Federal                                                    $  5,880          $  4,574           $ 2,410
       State and local                                               1,827             1,596               799
       Foreign                                                          59                 7               -
                                                                  --------          --------           -------

                                                                     7,766             6,177             3,209
                                                                  --------          --------           -------
     Deferred:
       Federal                                                        (136)             (240)             (200)
       State and local                                                 (47)              (83)              (53)
                                                                  --------          --------           -------
                                                                      (183)             (323)             (253)
                                                                  --------          --------           -------

              Total                                               $  7,583          $  5,854           $ 2,956
                                                                  ========          ========           =======

     The difference between the statutory Federal tax rate and the Company's effective tax rate is as follows (as a percentage of pretax earnings):


                                                                       1997             1996              1995
                                                                       ----             ----              ----


     Statutory Federal income tax rate                                 34.0%            34.0%             34.0%
     Foreign subsidiaries' net operating losses not producing
       current tax benefit                                              -                -                 2.6
     State and local income taxes (net of Federal tax benefit)          5.8              6.6               8.0
     Exempt income of foreign sales corporation                       (1.4)            (1.8)              (1.2)
     Research and development tax credits                             (1.9)              -                (2.2)
     Non-deductible stock option compensation expense                   -                -                 7.1
     Other                                                              1.0              -                 (.2)
                                                                      -----            -----             ------
     Effective tax rate                                                37.5%            38.8%             48.1%
                                                                      =====            =====             ======

     At May 31, 1997, 1996 and 1995, the deferred tax assets and liabilities consisted of:


                                                    1997                        1996                    1995
                                ----------------------------     ----------------------   ------------------
                                     Net             Net             Net         Net          Net        Net
                                   Current        Long-term        Current    Long-term     Current   Long-term
                                  Deferred        Deferred        Deferred    Deferred     Deferred   Deferred
                                     Tax             Tax             Tax         Tax          Tax        Tax
                                   Assets        Liabilities       Assets    Liabilities    Assets    Liabilities



     Accounts receivable         $    397         $    -         $   310        $ -      $   302      $ -
     Inventories                      710              -             691          -          483        -
     State tax credit
       carryforwards                   32              -              32          -           32        -
     Unrealized foreign
       exchange losses                218              -             228          -           94        -
     Property, plant, and
       equipment                     -                332              -         419           -       323
     Other                             53             (10)            67         (10)         75       (10)
     Net operating loss carry-
       forwards of foreign
       subsidiaries                   366             -              404           -          625        -
                                 --------         ----------     -------      -------     -------     -----
                                    1,776             322          1,732         409        1,611      313
        Less valuation allowance      419             -              471           -          700       69
                                 --------         ----------     -------      -------     -------     -----
     Total                       $  1,357         $   322        $ 1,261      $  409      $   911  $   382
                                 ========         =========      =======      =======     =======   =======


     The valuation allowance decreased by approximately $52 and $298 during fiscal 1997 and 1996, respectively, primarily as a result of the utilization of net operating loss carryforwards of foreign subsidiaries.

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

     On March 30, 1995, the effective date of the Public Offering, the Company and Exxon executed a Stock Redemption Agreement pursuant to which (i) the Company paid Exxon approximately $207 in accumulated dividends on the Preferred Stock; (ii) Exxon converted all of its shares of Preferred stock into 1,500,000 shares of the Company's Common Stock pursuant to existing conversion rights; and
(iii) the Company reacquired such shares of Common Stock at a price equal to $5.86 per share. The Stock Redemption Agreement further provided that upon the completion of the Company's reacquisition of the Common Stock held by Exxon, all of Exxon's rights as a stockholder of the Company were terminated and the Company and Exxon released and discharged all obligations to the other party arising out of Exxon's ownership of the Preferred Stock.

     b. Preferred Stock Issued By Subsidiary - The Company had preferred stock issued by a subsidiary of the Company, which consisted of 900,000 authorized shares, 625,999 shares of which were issued in conjunction with the purchase of certain assets of Autophon U.K. in July 1990. This preferred stock was stated at $1,215 based upon the fair market value of the assets acquired. The preferred stock was convertible into either common stock of Periphonics Voice Processing Systems Limited (a subsidiary of the Company) at a ratio of 1,000 to 1, or into 78,250 shares of common stock of the Company through the exercise of a warrant. Effective May 31, 1996, the holder of this preferred stock exercised the warrant to convert such shares into 78,250 shares of common stock of the Company.

     10. STOCKHOLDERS' EQUITY

     a. Stock option plans - The l986 Incentive Stock Option Plan (the "1986 Plan") allowed for the issuance of options to purchase
1,000,000 shares of common stock by employees. Options were issued at an exercise price which was calculated utilizing a formula based upon the book value of the Company's common stock at the date of grant (the "Formula Price"). Options under the 1986 Plan are exercisable in 25 percent increments beginning one year after the date of grant and expire up to ten years after the date of grant. While the Company was privately held, it maintained the right, under certain conditions, to repurchase shares obtained by employees under the 1986 Plan at the Formula Price calculated at the date of repurchase. As of the date of the Public Offering, the Company no longer has the right to repurchase such shares. The Company's Board of Directors (the "Board") has determined not to make further grants under the 1986 Plan and to make any future grants from the 1995 Stock Option Plan (the "1995 Plan").

     For those options issued under the 1986 Plan subsequent to January 28, 1988, compensation expense has been recognized for the difference in the Formula Price at the date of grant and the Formula Price calculated at the end of each reporting period through February 1, 1995. Such compensation expense was $24 for the year ended May 31, 1995, and is included in selling, general and administrative expenses on the accompanying consolidated statements of operations. On February 1, 1995, the Company accelerated the vesting on all outstanding stock options under the 1986 Plan thereby allowing all such options to be fully vested at such date. The Company also relinquished its right to repurchase shares obtained by employees under the Plan. As a result, the Company recorded a nonrecurring, non-cash compensation charge of approximately $1,250, equal to the difference between the Formula Price of all outstanding stock options issued subsequent to January 28, 1988 and their estimated value on February 1, 1995 (based upon the expected initial public offering price).

     The 1995 Plan has 1,200,000 shares of common stock reserved for issuance upon the exercise of options designated as either [i] incentive stock options ("ISOs") under the Internal Revenue Code, or [ii] non-qualified options. ISOs may be granted under the 1995 Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Each option vests in four annual installments of 25 percent each on the first, second, third and fourth anniversary of the date of grant. Options granted under the 1995 Option Plan may not be granted at a price less than the fair market value of the Company's common stock on the date of grant (or 110 percent of fair market value in the case of persons holding 10 percent or more of the voting stock of the Company) and expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10 percent or more of the voting stock of the Company).

                                                                                               Weighted
                                                  Shares              Option Price           Average Price

         Balance, June 1, 1994                  680,000           $  0.75 - $  1.68         $      0.93
         Options granted                        208,000                $  7.00              $      7.00
         Options exercised                     (290,000)          $  0.75 - $  1.25         $      0.80
         Options canceled                        (4,000)               $  7.00              $      7.00
                                               ------------       -------------------       -----------
         Balance, May 31, 1995                  594,000           $  0.75 - $  7.00         $      3.12
         Options granted                        218,000           $  8.53 - $14.13          $     10.54
         Options exercised                      257,000)          $  0.75 - $  7.00         $      1.19
         Options canceled                       (30,000)          $  7.00 - $12.00          $      9.92
                                               ------------       -------------------       -----------
         Balance, May 31, 1996                  525,000           $  0.75 - $14.13          $      6.76

         Options granted                        241,000           $ 11.50 - $31.00          $     16.47
         Options exercised                      (77,800)          $  0.75 - $10.13          $      4.97
         Options canceled                       (24,000)          $  7.00 - $15.50          $     13.79
                                               ------------       -------------------       -----------
         Balance, May 31, 1997                  664,200           $  1.00 - $31.00          $     10.23
                                               ============       ===================       ===========
         Options exercisable at
           May 31, 1997                         200,700           $  1.00 - $14.13          $      4.57
                                               ============       ===================       ===========



                                                     Options Outstanding              Options Exercisable
                                               Weighted Avg.      Weighted                         Weighted
                                                  Remaining        Average                          Average
                                 Number          Contractual       Exercise         Number          Exercise
         Exercise Prices     Outstanding          Life (yrs)         Price        Exercisable         Price

      $  1.00 - $1.67         108,000             5.86           $   1.63          108,000       $   1.63
           $  7.00            164,000             2.83           $   7.00           68,000       $   7.00
       $8.53 - $10.13         137,200             3.15           $  10.03           17,200       $   9.94
      $11.25 - $13.00          32,000             4.12           $  12.15            5,000       $  11.93
      $14.00 - $15.50         188,000             4.14           $  15.21            2,500       $  14.13
      $17.06 - $19.50          15,000             4.24           $  17.86              -               -
      $26.25 - $31.00          20,000             4.65           $  28.83              -               -
                            -----------                                          -----------

                              664,200                                              200,700
                            ===========                                          ===========

         There are 591,000 shares available for future grant under the 1995 plan.

     In February 1995, the Board adopted and the stockholders approved, a Non-Employee Director Stock Option Plan (the "Directors Plan"). The Directors Plan has 200,000 shares of common stock reserved for issuance from which grants of non-qualified stock options covering 15,000 shares and 10,000 shares of common stock are automatically made on the election of a non-employee Director to the Board and the date of each annual meeting of shareholders to certain non-employee Directors of the Company, respectively. The exercise price under each option is the fair market value of the Company's common stock on the date of grant. Each option has a five-year term and vests in four annual installments of 25 percent each on the first, second, third and fourth anniversary of the date of grant. The non-vested portion of an option terminates if the Director ceases to be a member of the Board.

                                                                                               Weighted
                                                   Shares             Price Range            Average Price


         Balance, June 1, 1995                      -              $      -                      -
         Options granted                               50,000      $ 8.88 - $13.25           $     10.63
                                                 ------------      -----------------         -----------
         Balance, May 31, 1996                         50,000      $ 8.88 - $13.25           $     10.63
         Options granted                               20,000             $19.25             $     19.25
         Options exercised                             (3,750)           $  8.88             $      8.88
                                                 ------------      -------------------       ------------

         Balance, May 31, 1997                         66,250      $ 8.88 - $19.25           $     13.33
                                                 ============      ===============           ===========

         Options exercisable at
           May 31, 1997                                 8,750      $ 8.88 - $13.25           $     11.38
                                                 ============      =================         ===========


                                                     Options Outstanding              Options Exercisable
                                               Weighted Avg.      Weighted                         Weighted
                                                  Remaining        Average                          Average
                                Number           Contractual       Exercise         Number          Exercise
         Exercise Prices     Outstanding          Life (yrs)         Price        Exercisable         Price

               $ 8.88             26,250             3.07           $ 8.88          3,750          $ 8.88
               $13.25             20,000             3.41           $13.25          5,000          $13.25
               $19.25             20,000             4.44           $19.25            -                 -
                              ----------                                         ---------

                                  66,250                                            8,750
                              ==========                                         =========


     There are 130,000 shares available for future grants under the Directors Plan. No options have been canceled under this plan.

     b. Additional Stock Plan Information - As discussed in Note 2, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock options awards. These models also require
subjective  assumptions,   including  future  stock  price  volatility  and
expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1997: expected life, 1.25 years following vesting; stock volatility, 78 percent, risk free interest rate of 6.0 percent and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The weighted average fair value of options granted during 1997 and 1996 were $9.22 and $5.43, per option, respectively. If the computed fair values of the 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been approximately $11,872 ($0.85 per share) and $8,927 ($0.67 per share), respectively. However, the impact of outstanding non-vested stock options granted prior to June 1, 1995 has been excluded from the pro forma calculation; accordingly, the 1996 and 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

     c. Stock Split and Changes in Authorized Capital - On September 20, 1996, the Board of Directors approved a two-for-one split of its common stock effected as a stock dividend on October 31, 1996 to shareholders of record at the close of business on October 15, 1996. All historical share and per share data appearing in the consolidated financial statements and notes thereto have been retroactively adjusted for the stock split, unless otherwise noted.

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

     d. Employee Stock Purchase Plan - During 1996, the Company adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions during two offering periods, December 1 thru May 31 and June 1 thru November 30. The purchase price is an amount equal to 85% of the fair market value of a share of common stock on the first or last day of the offering period, whichever is lower. The aggregate number of shares purchased by an employee may not exceed a number of shares determined by dividing $12,500 by the fair market value of a share of the Company's common stock on the first day of the offering period. The stock purchase plan expires on August 10, 2005. A total of 400,000 shares are available for purchase under the plan. 14,744 shares were issued under the plan during fiscal 1997 at $14.24.

     e. Stock Purchase Rights - In July 1996, the Company adopted a Stockholder Rights Plan (the "Plan") and declared a dividend distribution of one preferred share purchase right (the "Right") at the rate of one Right for each share of common stock held as of the close of business on July 31, 1996. Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a price of $100 per one one-hundredth of a preferred share. The Rights are not exercisable until certain events occur, as defined in the Plan, and expire on July 31, 2006. The Rights are also redeemable, under certain circumstances, by the Board of Directors at a price of $0.01 per Right.

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

     e. Concentration of industry and credit risk - The Company grants credit to geographically diversified customers primarily in the telecommunications and financial services industry. The Company is broadening its vertical market focus to include additional industries such as government, higher education, healthcare services, transportation, electric and water utilities and distribution companies. No one customer accounted for more than 10 percent of total revenues during fiscal 1997, 1996 and 1995.

     f. Lease agreements - The Company has entered into operating leases for certain sales and service locations, automobiles and office equipment. Future minimum annual lease payments under noncancellable operating leases are:

               Year Ending May 31,
                      1998                                      $  2,336
                      1999                                         1,763
                      2000                                           979
                      2001                                           379
                      2002                                           344
                    Thereafter                                     2,980
                                                                 --------
                                                                $  8,781
                                                                 ========

     Rental expense was $2,003, $1,045 and $740 during the years ended May 31, 1997, 1996 and 1995, respectively.

12.  OPERATIONS BY GEOGRAPHIC AREA

     The Company is engaged in only one segment and line of business, the design, manufacture and service of interactive voice response systems.

                                                        Year Ended May 31,
                                                    1997       1996       1995
                                                    ----       ----       ----
 System  Sales and Service  Revenues:
Sales to unaffiliated  customers from:
 North America                                   $ 99,895   $ 79,997   $ 57,488
Europe                                             11,349      8,806      7,289
                                                ---------  ---------  ---------
Total  revenues to unaffiliated  customers        111,244     88,803     64,777
                                                ---------  ---------  ---------
Transfers between  geographic areas from:
 North America                                      3,815      3,665      2,635
 Europe                                                -        -           -
                                                ---------  ---------  ---------
 Total transfers between  geographic areas          3,815      3,665      2,635
                                                ---------  --------- ----------
 Eliminations                                      (3,815)    (3,665)    (2,635)
                                                ---------  ---------  ---------
 Total  revenues                               $  111,244  $  88,803   $ 64,777
                                                =========  ========= ==========
Earnings from Operations:
 North America                                   $ 18,686  $  13,696   $  6,791
  Europe                                              428        840       (256)
 Eliminations                                         (87)        (7)       339
                                                ---------  ---------   --------
Total earnings from  operations                 $ 19,027   $  14,529    $ 6,874
                                                 =========  =========  =========
 Identifiable  Assets:
  North America                                  $ 99,038  $78,393     $ 50,778
 Europe                                            10,279    8,051        5,580
 Eliminations                                     (15,734) (11,341)      (8,636)
                                                 ---------  ---------  ---------
  Total  identifiable  assets                    $ 93,583 $ 75,103      $47,722
                                                 =========  ========= ==========

     The activities of the Company's Mexican operation, which are not material for separate disclosure, are included in North America.

     Transfers between geographic areas are accounted for at cost, plus a reasonable profit. European cost of revenues for the years ended May 31, 1997, 1996 and 1995 includes approximately $589, $565 and $928, respectively, of intercompany gross profit earned by North America on system sales by Europe to third parties.

     Total revenues to customers outside the U.S. were $36,380, $28,242 and $20,020 for the years ended May 31, 1997, 1996, and 1995, respectively.

     Export sales from the Company's United States operations to unaffiliated customers were as follows:


                                                                     Year Ended May 31,
                                                          1997              1996             1995
                                                     -------------     -------------    ---------

         Pacific Rim                                 $      13,532       $  15,907        $   7,278
         The Americas (excluding the
           United States)                                   11,499           2,836            4,892
                                                     -------------       ---------        ---------
         Total                                       $      25,031       $  18,743        $  12,170
                                                     =============       =========        =========



                                                     * * * * *

                                   SCHEDULE II


PERIPHONICS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)




       COLUMN A                         COLUMN B                 COLUMN C                  COLUMN D        COLUMN E

                                                                 Additions
                                                                 ---------
                                                                        Charged to
                                       Balance at        Charged to        Other                           Balance
                                        beginning         Cost and       Accounts         Deductions      at end of
     Descriptions                       of Period         Expenses      - describe        - describe       Period
     ------------                       ---------         --------      ----------        ----------       ------

Year ended May 31, 1997:
  Allowance for doubtful accounts        $   890            $110           $ -              $-             $ 1,000
                                         =======            ====           ===              =====          =======
  Reserve for excess and
    obsolete inventory                   $ 1,100            $418           $ -              $(368)(1)      $ 1,150
                                         =======            ====           ===              =====          =======


Year ended May 31, 1996:
  Allowance for doubtful accounts        $   750            $140           $ -              $-             $   890
                                         =======            ====           ===              =====          =======
  Reserve for excess and
    obsolete inventory                   $   950            $450           $ -              $(300)(1)      $ 1,100
                                         =======            ====           ===              =====          =======


Year ended May 31, 1995:
  Allowance for doubtful accounts        $   266            $484           $ -              $-             $   750
                                         =======            ====           ===              =====          =======
  Reserve for excess and
    obsolete inventory                   $   185            $765           $ -              $-             $   950
                                         =======            ====           ===              =====          =======





     (1) Amounts written off or disposed of.