Form 10-K/A
period 1997-05-31
PERIPHONICS CORP
filed 1997-09-02
CIK 937598

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

     This Form 10-K/A contains Exhibit 23 to the Form 10-K filed with the Commission on August 28, 1997.

                                                                  Exhibit 23



                         INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in Registration Statement Nos. 33-99408 and 333-1544 of Periphonics Corporation, each on Form S-8, of our report dated July 14, 1997, appearing in this Annual Report on Form 10-K of Periphonics Corporation for the year ended May 31, 1997.


DELOITTE & TOUCHE


Jericho, New York
August 26, 1997