Form 10-Q
period 1997-08-31
PERIPHONICS CORP
filed 1997-10-15
CIK 937598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ______________

     Commission File No.: 0-25592

                             PERIPHONICS CORPORATION
             (exact name of registrant as specified in its charter)

     Delaware                                               11-2699509
 State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification No.)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: October 6, 1997

                    Class of                           Number
                  Common Equity                      of Shares

                  Common Stock,                      13,725,261
                  par value $.01

                             PERIPHONICS CORPORATION
                                AND SUBSIDIARIES


                                                       INDEX

                                                                      Page No.

     Part I. Financial Information

     Item 1. Financial Statements

     Consolidated Balance Sheet - August 31, 1997 and May 31, 1997         3

     Consolidated  Statements of Earnings - Three Months
        Ended August 31, 1997 and August 31, 1996                          4

     Consolidated  Statements  of Cash Flows - Three  Months
        Ended  August 31, 1997 and August 31, 1996                         5

     Notes to Consolidated Financial Statements                            6-7

     Item 2.  Management's  Discussion and Analysis
              of Financial  Condition and Results of Operations            8-12

     Part II. Other Information                                            13

     Signatures                                                            14

                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                         August 31, 1997            May 31, 1997
                                                                            (Unaudited)             (Audited)

ASSETS
Current Assets:
Cash and cash equivalents...............................                    $15,961                  $25,092
Short-term investments..................................                     10,788
Accounts receivable, less allowance for doubtful
  accounts of $1,000 and $1,000 respectively                                 25,996                   35,735
Inventories.............................................                     13,749                   12,858
Deferred income taxes...................................                      1,457                    1,357
Prepaid expenses and other current assets                                     1,108                    1,211
                                                                             ------                   ------
      Total Current Assets..............................                     69,059                   76,253

Property, Plant and Equipment, net                                           17,366                   16,952
Other  Assets...........................................                        442                      378
                                                                             ------                   ------
                                                                            $86,867                  $93,583
                                                                             ======                   ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable........................................                    $ 3,230                  $ 5,928
Accrued expenses and other current liabilities                               10,656                   15,125
                                                                             ------                   ------
      Total Current Liabilities.........................                     13,886                   21,053
Deferred Income Taxes...................................                        265                      322
                                                                             ------                   ------
                                                                             14,151                   21,375
                                                                             ------                   ------
Stockholders' Equity:
Preferred stock, par value $.01 per share,
    1,000,000 shares authorized, none issued                                   ---                     ---
Common stock, par value $.01 per share,
    30,000,000 shares authorized                                                137                      137
13,725,261 shares outstanding as of August 31, 1997
13,693,758 shares outstanding as of May 31, 1997
Additional Paid-in Capital..............................                     42,985                   42,559
 Retained Earnings......................................                     29,594                   29,512
                                                                             ------                   ------
Total Stockholder's Equity                                                   72,716                   72,208
                                                                             ------                   ------
                                                                            $86,867                  $93,583
                                                                            =======                  =======


                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)



                                                                                                 Three Months Ended
                                                                                                     August 31,
                                                                                         1997                       1996
                                                                                      (Unaudited)                (Unaudited)


System sales...................................................................     $    15,416                $    17,755
Service revenues...............................................................           7,144                      5,504
                                                                                         ------                    -------
    Total revenues.............................................................          22,560                     23,259
                                                                                         ------                    -------
Cost of system sales...........................................................           7,857                      8,022
Cost of service revenues.......................................................           4,009                      3,304
                                                                                         ------                    -------
    Cost of revenues...........................................................          11,866                     11,326
                                                                                         ------                    -------
Gross profit...................................................................          10,694                     11,933
                                                                                         ------                    -------
Operating expenses:
  Selling, general and administrative..........................................           7,449                      6,165
  Research and development...................................................             3,213                      2,420
                                                                                         ------                    -------
                                                                                         10,662                      8,585
                                                                                         ------                    -------
Earnings from operations.......................................................              32                      3,348
                                                                                         ------                    -------
Other income (expense):
    Interest and other income..................................................             379                        329
    Foreign exchange (loss) gain ..............................................            (280)                       118
                                                                                          ------                   -------
                                                                                             99                        447
                                                                                          ------                   -------
Earnings before provision for income taxes.....................................             131                      3,795
Provision for income taxes.....................................................              49                      1,480
                                                                                          ------                   -------
Net earnings . . . . . . . . . . . . . ........................................      $       82                $     2,315
                                                                                          ======                   =======
Net earnings per common and common equivalent share. . . . ....................      $     0.01                $      0.17
                                                                                          ======                   =======
Weighted average number of common and common equivalent shares.................
                                                                                         13,957                     13,982
                                                                                          ======                   =======


                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      Three Months Ended
                                                                                          August 31,
                                                                                     1997            1996
                                                                                  (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings.............................................................      $     82        $   2,315
   Adjustments to reconcile net earnings to net cash and cash equivalents used in operating activities:
     Depreciation and amortization..........................................         1,266              823
     Deferred income taxes..................................................          (157)            (128)
     Changes in operating assets and liabilities:
        Decrease in accounts receivable . . . . . ..........................         9,739              371
        Increase in inventories.............................................          (891)          (2,005)
        Decrease (increase) in prepaid expenses and other current
           assets...........................................................           103             (120)
        Increase in other assets............................................           (64)              (7)
        (Decrease) increase in accounts payable and accrued expenses and
           other current liabilities........................................        (7,167)           1,183
                                                                                     ------           ------
        Net cash and cash equivalents provided by operating activities......         2,911            2,432
                                                                                     ======           ======

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property, plant and equipment..........................        (1,680)          (1,473)
        Proceeds from sales of short-term investments.......................          ---             4,876
        Purchases of short-term investments.................................       (10,788)           ( 970)
                                                                                     ------           ------
        Net cash and cash equivalents used in investing activities..........       (12,468)           2,433
                                                                                     ------           ------

CASH FLOW FROM FINANCING ACTIVITIES:
        Proceeds from stock options exercised                                          426              126
                                                                                     ------          ------
        Net cash and cash equivalents provided by financing activities                 426              126

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.......................         (9,131)           4,991

CASH AND CASH EQUIVALENTS, beginning of period.............................         25,092           18,664
                                                                                    ------           ------
CASH AND CASH EQUIVALENTS, end of period...................................      $  15,961          $23,655
                                                                                    ======          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest ................................................................      $   ---             ---
  Income Taxes.............................................................      $   2,490        $    593


                    PERIPHONICS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     1. BASIS OF PRESENTATION

     In the opinion of Periphonics Corporation and subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the cash flows at August 31, 1997 and for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's May 31, 1997 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

     The results of operations for the three months ended August 31, 1997 and August 31, 1996 are not necessarily indicative of the results to be expected for the full year. Dollar amounts are presented in thousands except per share amounts.

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

     3. INVENTORIES

     Inventories consist of the following:

                                       August 31, 1997            May 31, 1997

          Raw materials                 $   8,324                  $   7,624

          Work-in-process                   5,425                      5,234
                                           ------                     ------
                                        $  13,749                  $  12,858
                                           ======                     ======

     4. SECONDARY PUBLIC OFFERING

     On November 17, 1995, the Company consummated a secondary public offering of 2,510,000 shares of common stock at a price of $12.75 per share. Of the shares offered, 1,200,000 were sold by the Company and 1,310,000 shares were sold by shareholders of the Company.

     Also in November 1995, the underwriters of the secondary offering exercised their over-allotment option to purchase an additional 376,500 shares from the selling stockholders. The Company did not receive any of the proceeds from the exercise of the over-allotment option.

     The net proceeds to the Company from the sale of the 1,200,000 shares of common stock offered was approximately $14.10 million (after deducting the underwriting discount and offering expenses payable by the Company). The net proceeds to the Company were used to repay indebtedness of $14.2 million and to redeem 1,500,000 shares of its common stock from Exxon Corporation for approximately $8.8 million (plus the payment to Exxon of approximately $0.2 million of accumulated dividends on the Series A Preferred Stock which was converted into such common stock). The balance of the net proceeds, approximately $3.9 million, was used for general corporate purposes, including working capital.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     Three Months Ended August 31, 1997 compared to Three Months Ended August 31, 1996

     Total Revenues. Total revenues decreased by 3.0% to $22.6 million in the first three months of fiscal 1997 from $23.3 million in the comparable period of the prior fiscal year. System sales decreased by 13.2% to $15.4 million in the first three months of fiscal 1998 from $17.8 million in the comparable period of the prior fiscal year. The decrease in system sales was due to a 22.9% decrease in domestic sales and offset by a 14.6% increase in international sales. The decrease in system sales was primarily due to a decrease in unit sales volume. Service revenues increased by 29.8% to $7.1 million in the first three months of fiscal 1998 from $5.5 million in the comparable period of the prior fiscal year, primarily due to the addition of more units to the service base.

     Gross Profit. The Company's gross profit decreased by $1.2 million to $10.7 million in the first three months of fiscal 1998 from $11.9 million in the comparable period of the prior fiscal year. Gross profit as a percentage of total revenues decreased to 47.4% in the first three months of fiscal 1998 from 51.3% in the comparable period of the prior year. Gross profit on system sales decreased by $2.2 million to $7.6 million in the first three months of fiscal 1998 from $9.7 million in the comparable period of the prior fiscal year. The gross margin on system sales decreased to 49.0% in the first three months of fiscal 1998 from 54.8% in the comparable period of the prior fiscal year. The Company attributes this decrease primarily to the product mix during the current three month period, with more programming revenue and lower hardware revenue which has a higher margin. Gross profit on service revenues increased by $.9 million, or 42.5%, to $3.1 million in the first three months of fiscal 1998 from $2.2 million in the comparable period of the prior fiscal year. Gross margin on service revenues increased to 43.9% in the first three months of fiscal 1998 from 40.0% in the comparable period of the prior fiscal year. This increase in margin was attributed to the addition of more units to the service base.

     Selling, General and Administrative Expenses. Selling, General and Administrative ("SG&A") expenses were $7.4 million and $6.2 million for the first three months of fiscal 1998 and 1997, respectively, or 33.0% and 26.5% of total revenues, respectively. The increase in the dollar amount of SG&A expenses was primarily related to the continued expansion of the Company's sales and marketing efforts in domestic and international markets and to increases in SG&A expenses necessary to support the increased level of sales.

     Research and Development Expenses. Research and Development ("R&D") expenses were $3.2 million and $2.4 million for the first three months of fiscal 1998 and 1997, respectively, or 14.2% and 10.4% of total revenues, respectively. The increase in the dollar amount of R&D expenses reflects the continued expansion of the Company's R&D staff which increased to 143 from 105 between August 31, 1997 and August 31, 1996. R&D expenses are charged to operations as incurred, and no software development costs have been capitalized. The Company expects the dollar amount of R&D expenditures to continue to increase, although such expenses as a percentage of total revenues will vary from period to period.

     Other Income (Expense). Other income was $0.1 million and $0.4 million for the three months ended August 31, 1997 and August 31, 1996 respectively. Interest and other income increased to $0.4 million in the three months ended August 31, 1997 from $0.3 million in the three months ended August 31, 1996 . The Company had a foreign exchange loss of $0.3 million in the three months ended August 31, 1997 compared to a foreign exchange gain of $0.1 million for the three months ended August 31, 1996. To the extent the Company is unable to match revenue received in foreign currencies with expenses paid in the same currency, it is exposed to fluctuations in international currency transactions.

     Income Taxes. Variations in the customary relationship between the provision for income taxes and the statutory income tax rate primarily result from the utilization of research and development tax credits, state and local income taxes, and exempt income of the Company's foreign sales corporation. The Company's effective income tax rates were 37.5 % and 39.0% for the three months ended August 31, 1997 and August 31, 1996, respectively.

     Foreign Operations. The Company's European subsidiary operated at approximately a $1.1 million loss during the three months ended August 31, 1997 as compared to a loss of $0.4 million during the three months ended August 31, 1996. The increase in such losses was attributed to a decrease in the gross margin and an increase in the dollar amount of SG&A expenses to support the expansion of the sales and marketing effort. Transfers from the Company's North American operations to its European subsidiary are accounted for at cost, plus a reasonable profit. The cost of revenues for the Company's European subsidiary includes approximately $0.1 million of intercompany gross profit earned by the Company's North American operations on system sales by the European subsidiary to third parties during the three months ended August 31, 1997 and 1996 respectively.

     Liquidity and Capital Resources

     The Company's principal cash requirement to date has been to fund working capital and capital expenditures in order to support the growth of revenues. Historically, the Company has primarily financed this requirement through cash flow from operations, bank borrowings and two public offerings for the Company's common stock in 1995, which resulted in an aggregate of $41.1 million of net proceeds to the Company. Cash flow from operations was $2.9 million and $2.4 million for the three months ended August 31, 1997 and August 31, 1996, respectively. At August 31, 1997, the Company had working capital of $55.2 million, including $26.7 million of cash and cash equivalents and short-term investments. The Company expects its working capital needs to increase along with future revenue growth.

     At August 31, 1997, current assets and current liabilities decreased by $7.2 million and $7.2 million, respectively, compared to May 31, 1997. Current assets decreased principally as a result of a decrease in accounts receivable. During the period ended August 31, 1997, current liabilities decreased primarily due lower income tax and accounts payable and reduced levels of accrued expenses.

     The average days sales outstanding (calculated by dividing the net accounts receivable at the balance sheet date for each period by the average sales per day during the quarter immediately preceding the balance sheet date) for this period were approximately 106 days. The average days sales outstanding were 111 days, 83 days, and 98 days at May 31, 1997, 1996 and 1995 respectively.

     The Company's inventory increased to $13.7 million as of August 31, 1997 from $12.9 million as of May 31, 1997 due to lower than anticipated system sales.

     In January 1995, the Company increased its line of credit to $8.0 million with interest charged at the prime rate plus 0.25%. The line of credit expires on November 30, 1997. As of August 31, 1997, the Company had no borrowings under this line of credit.

     The Company made capital expenditures totaling $1.7 million and $1.5 million during the three months ended August 31, 1997 and August 31, 1996. The increase in expenditures is primarily due to the purchase of computer equipment required for staff and product development efforts and also for continued facilities expansion.

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

     Recent Financial Accounting Standards Board Statements

     Recent pronouncements if the Financial Accounting Standards Board ("FASB") which are not required to be adopted at this date include, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), Statement of Financial Accounting Standards No 129, "Disclosure of Information about Capital Structure" ("SFAS 129") , and Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 131 and SFAS 130 are effective for fiscal years beginning after December 15, 1997 and SFAS 129 and 128 are effective for fiscal years ending December 31, 1997. The adoption of these pronouncements is not expected to have a material impact on the Company's consolidated financial statements.

     Certain Factors That May Affect Future Results

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are so-called "forward-looking statements" and not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, risks in product and technology development and other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports including this Form 10-Q for the fiscal quarter ended August 31, 1997 and its Form 10-K for the fiscal year ended May 31, 1997.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     With particular regard to the possible variability of quarterly results, fluctuations may occur as a result of factors including the length of the sales cycle, the timing of orders from shipments to customers, delays in developments and customer acceptance of custom software applications, new product introductions or announcements by the products and the hiring and training of additional staff as well as general economic conditions.

     Historically, the size and timing of the Company's sales transactions have varied substantially from quarter, with a substantial percentage of orders and deliveries occurring in the final weeks of a quarter, and the Company expects such variations to continue in future periods. Because a significant portion of the Company's overhead is fixed in the short-term, the Company's results of operations may be materially adversely affected if revenues fall below the Company's expectations. Generally, the Company's inventory of computer and telephony hardware is determined by the Company's forecast of sales during the future periods. If management's forecasts of product sales and product mis prove to be inaccurate the Company may not have the necessary inventory available to deliver systems in a timely manner which may have a material adverse effect on the Company's results of operations during such period.

                           PART II - OTHER INFORMATION

     Item 1. Legal Proceedings

     In April, 1997, Lucent Technologies, Inc. ("Lucent") notified the Company that certain of the Company's products were, in Lucent's opinion, infringing certain Lucent patents. The Company has reviewed the information which Lucent furnished concerning these patents, and the Company currently believes that its products do not violate any valid claims of the identified patents. In September, 1997, Lucent advised the Company that in Lucent's opinion additional Lucent patents were being infringed by the Company's products and offered a license on the identified patents. The Company is currently evaluating these additional patents, and has not made a determination as to the validity of Lucent's assertions.

     If the Company does determine that, for business or legal reasons, it needs to obtain licenses from Lucent for the use of one or more patents, there can be no assurance that the terms of such licenses, including payments to Lucent for products previously sold and for future sales, would not have a material adverse affected on the Company's financial condition or results of operations. In the event the Company decides not to seek such licenses, or if the Company cannot reach a satisfactory agreement with Lucent as to the terms of one or more licenses, the Company could become involved in litigation which could be costly and distracting to its management. There can be no assurance as to the ultimate outcome of any litigation, or that the costs and effects of such litigation would not have a material adverse affect on the Company's business, financial condition or results of operations.

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



                                          PERIPHONICS CORPORATION
                                          Registrant



                                       By:_______________________________
                                          Peter J. Cohen
                                          Chairman of the Board, President
                                          and Chief Executive Officer
                                          (Principal Operating Officer)




                                       By:________________________________
                                          Kevin J. O'Brien
                                          Chief Financial Officer, Vice
                                          President-Finance and Administration
                                          (Principal Accounting Officer),
                                          Secretary and Director


Dated:                   , 1997