Form 10-Q
period 1997-11-30
PERIPHONICS CORP
filed 1998-01-14
CIK 937598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: January 12, 1998

                  Class of                           Number
                Common Equity                      of Shares

                Common Stock,                      13,768,684
                par value $.01

                             PERIPHONICS CORPORATION
                                AND SUBSIDIARIES


                                      INDEX

                                                               Page No.

     Part I. Financial Information

     Item 1. Financial Statements

     Consolidated Balance Sheets - November 30, 1997
     and May 31, 1997                                             3

     Consolidated Statements of Earnings - Six Months
     Ended November 30, 1997 and November 30, 1996                4

     Consolidated Statements of Earnings - Three Months
     Ended November 30, 1997 and November 30, 1996                5

     Consolidated Statements of Cash Flows - Six Months
     Ended November 30, 1997 and November 30, 1996                6

     Notes to Unaudited Consolidated Financial Statements         7-8

     Item 2. Management's Discussion and Analysis
     of Financial Condition and Results of Operations            9-14

     Part II. Other Information                                 15-16

     Signatures                                                   17

                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                            November 30, 1997           May 31, 1997
                                                               (Unaudited)                (Audited)
                                                           ------------------         --------------

ASSETS
Current Assets:
Cash and cash equivalents...............................         $13,227                    $25,092
Short-term investments..................................          10,690
Accounts  receivable, less allowance
 for doubtful  accounts of $878 and
 $1,000,  respectively  ................................          31,669                     35,735
Inventories.............................................          14,676                     12,858
Deferred  income   taxes................................           1,338                      1,357
Prepaid expenses and other current assets...............           1,344                      1,211
                                                                  ------                    -------
  Total Current Assets..................................          72,944                     76,253

Property, Plant and Equipment, net......................          18,028                     16,952
Other  Assets...........................................             423                        378
                                                                 -------                    -------
                                                                 $91,395                    $93,583
                                                                 =======                    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable........................................         $ 6,625                    $ 5,928
Accrued expenses and other current liabilities..........          10,298                     15,125
                                                                 -------                     ------
  Total Current Liabilities.............................          16,923                     21,053
Deferred Income Taxes...................................             470                        322
                                                                 -------                    -------
                                                                  17,393                     21,375
                                                                 -------                    -------
Stockholders' Equity:
Preferred stock, par value $.01 per share,                           ---                        ---
  1,000 shares authorized, none issued
Common stock, par value $.01 per share,                              137                        137
  30,000  shares  authorized ; 13,769
  shares  outstanding  as of November 30,
  1997; 13,694 shares outstanding as of
  May 31, 1997
Additional Paid-in Capital..............................          43,346                     42,559
Retained Earnings.......................................          30,519                     29,512
                                                                 -------                    -------
Total Stockholder's Equity                                        74,002                     72,208
                                                                 -------                    -------
                                                                 $91,395                    $93,583
                                                                 =======                    =======

                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                                              Six Months Ended
                                                                                November 30,
                                                                          1997              1996
                                                                          ----              ----


System sales...................................................         $37,169           $40,449
Service revenues...............................................          13,982            11,493
                                                                         ------            ------
  Total revenues...............................................          51,151            51,942
                                                                         ------            ------
Cost of system sales...........................................          18,609            18,929
Cost of service revenues.......................................           8,352             6,951
                                                                         ------            ------
  Cost of revenues.............................................          26,961            25,880
                                                                         ------            ------
Gross profit...................................................          24,190            26,062
                                                                         ------            ------
Operating expenses:
  Selling, general and administrative..........................          16,466            13,279
  Research and development.....................................           6,761             5,035
                                                                         ------            ------
                                                                         23,227            18,314
                                                                         ------            ------
Earnings from operations.......................................             963             7,748
                                                                         ------             -----
Other income (expense):
  Interest and other income....................................             710               701
  Foreign exchange (loss) gain ................................             (62)              328
                                                                         -------            -----
                                                                            648             1,029
                                                                         -------            -----
Earnings before provision for income taxes.....................           1,611             8,777
Provision for income taxes.....................................             604             3,423
                                                                         ------             -----
Net earnings ..................................................          $1,007            $5,354
                                                                         ======            ======
Net earnings per common and common equivalent share............           $0.07            $ 0.38
                                                                         ======            ======
Weighted average number of common and common
  equivalent shares............................................          13,860            13,951
                                                                         ======            ======



                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                           November 30,
                                                                                     1997                1996
                                                                                    -----               -----


System sales........................................................               $21,753              $22,694
Service revenues....................................................                 6,838                5,989
                                                                                   -------              -------
  Total revenues....................................................                28,591               28,683
                                                                                   -------               ------
Cost of system sales................................................                10,752               10,907
Cost of service revenues............................................                 4,343                3,647
                                                                                   -------              -------
  Cost of revenues..................................................                15,095               14,554
                                                                                   -------              -------
Gross profit........................................................                13,496               14,129
                                                                                   -------              -------
Operating expenses:
  Selling, general and administrative...............................                 9,017                7,114
  Research and development..........................................                 3,548                2,615
                                                                                   -------              -------
                                                                                    12,565                9,729
                                                                                   -------              -------
Earnings from operations............................................                   931                4,400
                                                                                   -------              -------
Other income (expense):
  Interest and other income.........................................                   331                  372
  Foreign exchange gain ............................................                   218                  210
                                                                                   -------              -------
                                                                                       549                  582
                                                                                   -------              -------
Earnings before provision for income taxes..........................                 1,480                4,982
Provision for income taxes..........................................                   555                1,943
                                                                                   -------              -------
Net earnings........................................................              $    925             $  3,039
                                                                                   =======              =======
Net earnings per common and common equivalent share.................              $   0.07             $   0.22
                                                                                   =======              =======
Weighted average number of common and common equivalent shares......                13,864               13,956
                                                                                   =======              =======

                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                    Six Months Ended
                                                                                                      November 30,
                                                                                                  1997              1996
                                                                                                  ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings.....................................................................             $ 1,007           $ 5,354
  Adjustments to reconcile net earnings to net cash and cash equivalents used in operating activities:
  Depreciation and amortization....................................................               2,559             1,679
  Deferred income taxes............................................................                 167              (159)
  Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable ..................................               4,066            (8,907)
      Increase in inventories......................................................              (1,818)           (1,053)
      Increase in prepaid expenses and other current assets........................                (133)               (3)
      (Increase) decrease in other assets..........................................                 (45)                5
      (Decrease) increase in accounts payable and accrued expenses and
         other current liabilities.................................................              (4,130)            1,452
                                                                                                 -------            ------
  Net cash and cash equivalents provided by (used in) operating activities.........               1,673            (1,632)
                                                                                                 -------            ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment........................................             (3,635)           (4,028)
  Proceeds from sales of short-term investments.....................................                ---             9,573
  Purchases of short-term investments...............................................            (10,690)           (6,283)
                                                                                                 -------           -------
  Net cash and cash equivalents used in investing activities........................            (14,325)             (738)
                                                                                                --------           -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from stock options exercised.............................................                787               185
                                                                                                 ------            ------
  Net cash and cash equivalents provided by financing activities....................                787               185
                                                                                                 ------            ------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS.........................................            (11,865)           (2,185)

CASH AND CASH EQUIVALENTS, beginning of period......................................             25,092            18,664
                                                                                                 ------            ------
CASH AND CASH EQUIVALENTS, end of period............................................            $13,227           $16,479
                                                                                                =======            ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest ........................................................................                ---              ---
  Income Taxes.....................................................................             $ 3,081           $ 2,534


                    PERIPHONICS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.        BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the cash flows at November 30, 1997 and for all periods presented.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's May 31, 1997 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

     The results of operations for the three and six months ended November 30, 1997 and November 30, 1996 are not necessarily indicative of the results to be expected for the full year. Amounts are presented in thousands except per share amounts.

2.       STOCK SPLIT AND CHANGES IN AUTHORIZED CAPITAL

     On September 20, 1996, the Board of Directors approved a two-for-one split of its common stock effected as a stock dividend on October 31, 1996 to shareholders of record at the close of business on October 15, 1996. After giving effect to the stock split, the shares outstanding increased from approximately 6,813 to approximately 13,625.

     All historical share and per share data appearing in the consolidated financial statements and notes thereto have been retroactively adjusted for the stock split.

     Also, on September 20, 1996, the Board of Directors determined it advisable to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15,000 shares to 30,000 shares. The proposed amendment to the Amended and Restated Certificate of Incorporation was submitted for shareholder approval. Shareholder approval was announced on November 8, 1996 at the 1996 Annual Meeting of Stockholders.


3.       INVENTORIES

         Inventories consist of the following:

                                    November 30, 1997              May 31, 1997
                                    -----------------              ------------

         Raw materials                 $   8,847                  $    7,624
         Work-in-process                   5,829                       5,234
                                        ---------                    ---------
                                       $  14,676                  $   12,858
                                         ========                    ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     Six Months Ended November 30, 1997 compared to Six Months Ended November 30, 1996

     Total Revenues. Total revenues decreased by 1.5% to $51.2 million in the first six months of fiscal 1998 from $51.9 million in the comparable period of the prior fiscal year. System sales decreased by 8.1% to $37.2 million in the first six months of fiscal 1998 from $40.4 million in the comparable period of the prior fiscal year. The decrease in system sales was due to a 20.2% decrease in domestic sales and offset by a 20.6% increase in international sales. The decrease in system sales was primarily due to a decrease in unit sales volume. Service revenues increased by 21.7% to $14.0 million in the first six months of fiscal 1998 from $11.5 million in the comparable period of the prior fiscal year, primarily due to the addition of more units to the service base.

     Gross Profit. The Company's gross profit decreased by $1.9 million to $24.2 million in the first six months of fiscal 1998 from $26.1 million in the comparable period of the prior fiscal year. Gross profit as a percentage of total revenues decreased to 47.3% in the first six months of fiscal 1998 from 50.2% in the comparable period of the prior year. Gross profit on system sales decreased by $2.9 million to $18.6 million in the first six months of fiscal 1998 from $21.5 million in the comparable period of the prior fiscal year. The gross margin on system sales decreased to 49.9% in the first six months of fiscal 1998 from 53.2% in the comparable period of the prior fiscal year. The Company attributes this decrease primarily to the product mix during the current six month period, with a higher percentage of revenue being derived from lower margin programming than from hardware. Gross profit on service revenues increased by $1.1 million, or 24.0%, to $5.6 million in the first six months of fiscal 1998 from $4.5 million in the comparable period of the prior fiscal year. Gross margin on service revenues increased to 40.3% in the first six months of fiscal 1998 from 39.5% in the comparable period of the prior fiscal year. This increase was primarily attributable to the addition of more units to the service base partially offset by higher cost to support organizational growth.

     Selling, General and Administrative Expenses. Selling, General and Administrative ("SG&A") expenses were $16.5 million and $13.3 million for the first six months of fiscal 1998 and 1997, respectively, or 32.2% and 25.6% of total revenues, respectively. The increase in the dollar amount of SG&A expenses was primarily related to the continued expansion of the Company's sales and marketing efforts in domestic and international markets and to increases in SG&A expenses necessary to support the planned increased level of sales.

     Research and Development Expenses. Research and Development ("R&D") expenses were $6.8 million and $5.0 million for the first six months of fiscal 1998 and 1997, respectively, or 13.2% and 9.7% of total revenues, respectively. The increase in the dollar amount of R&D expenses reflects the continued expansion of the Company's R&D staff which increased to 156 from 114 between November 30, 1997 and 1996, respectively. R&D expenses are charged to operations as incurred, and no software development costs have been capitalized. The Company expects the dollar amount of R&D expenditures to continue to increase, although such expenses as a percentage of total revenues will vary from period to period.

     Other Income (Expense). Other income was $0.6 million and $1.0 million for the six months ended November 30, 1997 and 1996, respectively. Interest and other income was $0.7 million for both six month periods ended November 30, 1997 and 1996, respectively. The Company had a foreign exchange loss of $0.1 million in the six months ended November 30, 1997 compared to a foreign exchange gain of $0.3 million for the six months ended November 30, 1996. To the extent the Company is unable to match revenue received in foreign currencies with expenses paid in the same currency, it is exposed to fluctuations in international currency transactions.

     Income Taxes. Variations in the customary relationship between the provision for income taxes and the statutory income tax rate primarily result from the utilization of research and development tax credits, state and local income taxes, and exempt income of the Company's foreign sales corporation. The Company's effective income tax rates were 37.5% and 39.0% for the six months ended November 30, 1997 and 1996, respectively.

     Foreign Operations. The Company's European subsidiary operated at approximately a $1.3 million loss during the six months ended November 30, 1997 as compared to a loss of $0.6 million during the six months ended November 30, 1996. The increase in such losses was attributed to an increase in the dollar amount of SG&A expenses to support the expansion of the sales and marketing effort. Transfers from the Company's North American operations to its European subsidiary are accounted for at cost, plus a reasonable profit. The cost of revenues for the Company's European subsidiary includes approximately $0.2 million and $0.2 million of intercompany gross profit earned by the Company's North American operations on system sales by the European subsidiary to third parties during the six months ended November 30, 1997 and 1996, respectively.


     Three Months Ended November 30, 1997 compared to Three Months Ended November 30, 1996

     Total Revenues. Total revenues were $28.6 million in the three months ended November 30, 1997, approximately the same as the $28.7 million reported in last year's second quarter. System sales decreased by 4.1% to $21.8 million in the three months ended November 30, 1997 from $22.7 million in the comparable period of the prior fiscal year. The decrease in system sales was due to a 17.9% decrease in domestic sales and offset by a 24.4% increase in international sales. The decrease in system sales was primarily due to a decrease in unit sales volume. Service revenues increased by 14.2% to $6.8 million in the three months ended November 30, 1997 from $6.0 million in the comparable period of the prior fiscal year, primarily due to the addition of more units to the service base.

     Gross Profit. The Company's gross profit decreased by $0.6 million to $13.5 million in the three months ended November 30, 1997 from $14.1 million in the comparable period of the prior fiscal year. Gross profit as a percentage of total revenues decreased to 47.2% in the three months ended November 30, 1997 from 49.3% in the comparable period of the prior year. Gross profit on system sales decreased by $0.8 million to $11.0 million in the three months ended November 30, 1997 from $11.8 million in the comparable period of the prior fiscal year. The gross margin on system sales decreased to 50.6% in the three months ended November 30, 1997 from 51.9% in the comparable period of the prior fiscal year. The Company attributes this decrease primarily to the product mix during the current three month period, with a higher percentage of revenue being derived from lower margin programming than from hardware. Gross profit on service revenues increased by $0.2 million, or 6.5%, to $2.5 million in the three months ended November 30, 1997 from $2.3 million in the comparable period of the prior fiscal year. Gross margin on service revenues decreased to 36.5% in the three months ended November 30, 1997 from 39.1% in the comparable period of the prior fiscal year. This decrease was attributable to higher cost to support organizational growth and lower installation revenues partially offset by an increase in the service base.

     Selling, General and Administrative Expenses. Selling, General and Administrative ("SG&A") expenses were $9.0 million and $7.1 million for the three months ended November 30, 1997 and 1996, respectively, or 31.5% and 24.8% of total revenues, respectively. The increase in the dollar amount of SG&A expenses was primarily related to the continued expansion of the Company's sales and marketing efforts in domestic and international markets and to increases in SG&A expenses necessary to support the planned increased level of sales.

     Research and Development Expenses. Research and Development ("R&D") expenses were $3.5 million and $2.6 million for the three months ended November 30, 1997 and 1996, respectively, or 12.4% and 9.1% of total revenues, respectively. The increase in the dollar amount of R&D expenses reflects the continued expansion of the Company's R&D staff which increased to 156 from 114 between November 30, 1997 and 1996, respectively. R&D expenses are charged to operations as incurred, and no software development costs have been capitalized. The Company expects the dollar amount of R&D expenditures to continue to increase, although such expenses as a percentage of total revenues will vary from period to period.

     Other Income (Expense). Other income was $0.5 million and $0.6 million for the three months ended November 30, 1997 and 1996, respectively. Interest and other income decreased to $0.3 million in the three months ended November 30, 1997 from $0.4 million in the three months ended November 30, 1996 . The Company had a foreign exchange gain of $0.2 million in the three months ended November 30, 1997 and 1996, respectively. To the extent the Company is unable to match revenue received in foreign currencies with expenses paid in the same currency, it is exposed to fluctuations in international currency transactions.

     Income Taxes. Variations in the customary relationship between the provision for income taxes and the statutory income tax rate primarily result from the utilization of research and development tax credits, state and local income taxes, and exempt income of the Company's foreign sales corporation. The Company's effective income tax rates were 37.5% and 39.0% for the three months ended November 30, 1997 and 1996, respectively.

     Liquidity and Capital Resources

     The Company's principal cash requirement to date has been to fund working capital and capital expenditures in order to support the growth of revenues. Historically, the Company has primarily financed this requirement through cash flow from operations, bank borrowings and two public offerings for the Company's common stock in 1995, which resulted in an aggregate of $41.1 million of net proceeds to the Company. Cash flow from operations was $1.7 million and $(1.6) million for the six months ended November 30, 1997 and 1996, respectively. At November 30, 1997, the Company had working capital of $56.0 million, including $23.9 million of cash and cash equivalents and short-term investments. The Company expects its working capital needs to increase along with planned future revenue growth.

     At November 30, 1997, current assets and current liabilities decreased by $3.3 million and $4.1 million, respectively, compared to May 31, 1997. Current assets decreased primarily as a result of a decrease in accounts receivable. Current liabilities decreased primarily due to reduced levels of accrued expenses.

     The average days sales outstanding (calculated by dividing the net accounts receivable at the balance sheet date for each period by the average sales per day during the quarter immediately preceding the balance sheet date) for this period were approximately 101 days. The average days sales outstanding were 111 days, 83 days and 98 days at May 31, 1997, 1996 and 1995, respectively.

     The Company's inventory increased to $14.7 million as of November 30, 1997 from $12.9 million as of May 31, 1997 due to lower than anticipated system sales.

     The Company has a $15.0 million unsecured line of credit with a bank which expires on November 30, 1998. As of November 30, 1997, the Company had no borrowings under this line of credit. Any borrowing on this line of credit will bear interest at the prime rate.

     The Company made capital expenditures totaling $3.6 million and $4.0 million during the six months ended November 30, 1997 and November 30, 1996, respectively.

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

     Certain Factors That May Affect Future Results

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are so-called "forward-looking statements" and not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, risks in product and technology development and other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports including this Form 10-Q for the fiscal quarter ended November 30, 1997 and its Form 10-K for the fiscal year ended May 31, 1997.

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

     Historically, the size and timing of the Company's sales transactions have varied substantially from quarter, with a substantial percentage of orders and deliveries occurring in the final weeks of a quarter, and the Company expects such variations to continue in future periods. Because a significant portion of the Company's overhead is fixed in the short-term, the Company's results of operations may be materially adversely affected if revenues fall below the Company's expectations. Generally, the Compan s inventory of computer and telephony hardware is determined by the Company's forecast of sales during the future periods. If management's forecasts of product sales and product mix prove to be inaccurate, the Company may not have the necessary inventory available to deliver systems in a timely manner which may have a material adverse effect on the Company's results of operations during such period.

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

     If the Company does determine that, for business or legal reasons, it needs to obtain licenses from Lucent for the use of one or more patents, there can be no assurance that the terms of such licenses, including payments to Lucent for products previously sold and for future sales, would not have a material adverse affect on the Company's financial condition or results of operations. In the event the Company decides not to seek such licenses, or if the Company cannot reach a satisfactory agreement with Lucent as to the terms of one or more licenses, the Company could become involved in litigation which could be costly and distracting to its management. There can be no assurance as to the ultimate outcome of any litigation, or that the costs and effects of such litigation would not have a material adverse affect on the Company's business, financial condition or results of operations.

     Item 2. Changes in Securities

     None

     Item 3. Defaults Upon Senior Securities

     None

     Item 4. Submission of Matters to a Vote of Security Holders

     (a) On November 12, 1997, the Company held its Annual Meeting of Stockholders (the "Meeting").

     (b) At the Meeting, the Stockholders of the Company elected Peter J. Cohen and Jayandra Patel as Class III directors.

     (c) At the Meeting, the Stockholders of the Company approved the amendment of the Company's 1995 Stock Option Plan to increase the number of shares reserved for issuance thereunder from 1,200,000 to 2,200,000.

     (d) The Stockholders of the Company then ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending May 31 1998. The following sets forth the results of voting on each matter voted upon at the meeting:

     1.       Election of Directors
                                                  For                 Against
              Peter J. Cohen                   10,415,030             317,250
              Jayandra Patel                   10,415,130             317,150

     2.       Amendment of the Company's 1995 Stock Option Plan

                                                  For                 Against

                                                5,224,043             606,481

     3. Ratification of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending May 31, 1998

                                                  For                 Against

                                               10,666,731              48,795

     Item 5. Other Information

     None

     Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1     1995 Stock Option Plan as amended
                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PERIPHONICS CORPORATION
                                          Registrant



                                           By:  s/Peter J. Cohen
                                                ----------------
                                           Peter J. Cohen
                                           Chairman of the Board, President
                                           and Chief Executive Officer
                                           (Principal Operating Officer)




                                           By: s/Kevin J. O'Brien
                                               ------------------
                                           Kevin J. O'Brien
                                           Chief Financial Officer, Vice
                                           President-Finance and Administration
                                           (Principal Accounting Officer),
                                           Secretary and Director



Dated:  January 14, 1998