Form 10-Q
period 1998-02-28
PERIPHONICS CORP
filed 1998-04-14
CIK 937598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 2, 1998

                     Class of                  Number
                     Common Equity             of Shares

                     Common Stock,             13,804,184
                     par value $.01

                             PERIPHONICS CORPORATION
                                AND SUBSIDIARIES


                                      INDEX


                                                                                 Page No.
   Part I.   Financial Information

   Item 1.   Financial Statements

             Consolidated Balance Sheets - February 28, 1998 and May 31, 1997        3

             Consolidated  Statements of Earnings - Nine Months Ended
                February 28, 1998 and February 28, 1997                              4

             Consolidated  Statements of Earnings - Three Months Ended
                February 28, 1998 and February 28, 1997                              5

             Consolidated Statements of Cash Flows - Nine Months Ended
                February 28, 1998 and February 28, 1997                              6

             Notes to Unaudited Consolidated Financial Statements                    7

   Item 2.   Management's  Discussion  and Analysis of Financial
             Condition and Results of Operations                                  8-13

   Part II.  Other Information                                                      14

             Signatures                                                             15


                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                 February 28, 1998        May 31, 1997
                                                                                    (Unaudited)             (Audited)

ASSETS
Current Assets:
Cash and cash equivalents.................................................            $10,989                 $25,092
Short-term investments....................................................             11,033                    ---
Accounts receivable, less allowance for doubtful accounts
    of $1,000 and $1,000, respectively....................................             37,289                  35,735
Inventories...............................................................             13,631                  12,858
Deferred income taxes.....................................................              1,412                   1,357
Prepaid expenses and other current assets.................................              1,256                   1,211
                                                                                       ------                 -------
    Total Current Assets                                                               75,610                  76,253

Property, plant and equipment, net........................................             19,133                  16,952
Other assets..............................................................                412                     378
                                                                                       ------                 -------
TOTAL ASSETS..............................................................            $95,155                 $93,583
                                                                                       ======                 =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable..........................................................           $  5,258                 $ 5,928
Accrued expenses and other current liabilities............................             12,804                  15,125
                                                                                      -------                 -------
     Total Current Liabilities............................................             18,062                  21,053
Deferred Income Taxes.....................................................                691                     322
                                                                                      -------                 -------
TOTAL LIABILITIES.........................................................             18,753                  21,375
                                                                                      -------                 -------

Shareholders' Equity:
Preferred stock, par value $.01 per share,                                               ---                    ---
    1,000,000 shares authorized, none issued
Common stock, par value $.01 per share,                                                   137                     137
    30,000,000 shares authorized;
    13,801,684 shares outstanding as of February 28, 1998;
    13,693,758 shares outstanding as of May 31, 1997
Additional Paid-in Capital................................................             43,394                  42,559
Retained Earnings.........................................................             32,871                  29,512
                                                                                      -------                 -------
  Total Shareholders' Equity..............................................             76,402                  72,208
                                                                                      -------                 -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................................            $95,155                 $93,583
                                                                                      =======                 =======



                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                     Nine Months Ended
                                                                                        February 28
                                                                                 1998                 1997


System sales..............................................................      $63,021             $63,910
Service revenues..........................................................       21,777              17,678
                                                                                 ------              ------
    Total revenues........................................................       84,798              81,588
                                                                                 ------              ------
Cost of system sales......................................................       30,768              29,412
Cost of service revenues..................................................       12,723              10,912
                                                                                 ------              ------
    Cost of revenues......................................................       43,491              40,324
                                                                                 ------              ------
Gross profit..............................................................       41,307              41,264
                                                                                 ------              ------
Operating expenses:
    Selling, general and administrative...................................       26,012              20,552
    Research and development..............................................       10,729               7,832
                                                                                 ------              ------
                                                                                 36,741              28,384
                                                                                 ------              ------
Earnings from operations..................................................        4,566              12,880
                                                                                 ------              ------
Other income (expense):
    Interest and other income.............................................        1,032                 953
    Foreign exchange (loss) gain .........................................         (224)                 32
                                                                                 ------              ------
                                                                                    808                 985
                                                                                 ------              ------
Earnings before provision for income taxes................................        5,374              13,865
Provision for income taxes................................................        2,015               5,407
                                                                                 ------              ------
Net earnings .............................................................     $  3,359             $ 8,458
                                                                                =======              ======
Per Share Data:
Basic earnings............................................................     $   0.24            $   0.62
                                                                                =======             =======
Diluted earnings..........................................................     $   0.24            $   0.60
                                                                                =======             =======
Weighted Average Shares:
Basic.....................................................................       13,744              13,627
                                                                                =======              ======
Diluted...................................................................       13,931              14,031
                                                                                =======              ======

                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                     Three Months Ended
                                                                                         February 28,
                                                                                    1998             1997

System sales..............................................................          $25,852          $23,461
Service revenues..........................................................            7,795            6,185
                                                                                     ------           ------
    Total revenues........................................................           33,647           29,646
                                                                                     ------           ------
Cost of system sales......................................................           12,159           10,483
Cost of service revenues..................................................            4,371            3,961
                                                                                     ------           ------
    Cost of revenues......................................................           16,530           14,444
                                                                                     ------           ------
Gross profit..............................................................           17,117           15,202
                                                                                     ------           ------
Operating expenses:
    Selling, general and administrative...................................            9,546            7,273
    Research and development..............................................            3,968            2,797
                                                                                     ------           ------
                                                                                     13,514           10,070
                                                                                     ------           ------
Earnings from operations..................................................            3,603            5,132
                                                                                     ------           ------
Other income (expense):
    Interest and other income.............................................              322              252
    Foreign exchange loss ................................................             (162)            (296)
                                                                                     ------           ------
                                                                                        160              (44)
                                                                                     ------           ------
Earnings before provision for income taxes................................            3,763            5,088
Provision for income taxes................................................            1,411            1,984
                                                                                     ------           ------
Net earnings..............................................................        $   2,352         $  3,104
                                                                                     ======           ======
Per Share Data:
Basic earnings............................................................        $    0.17         $   0.23
                                                                                     ======           ======
Diluted earnings..........................................................        $    0.17         $   0.22
                                                                                     ======           ======

Weighted Average Shares:
Basic.....................................................................          13,784            13,650
                                                                                    ======            ======
Diluted...................................................................          13,909            14,102
                                                                                    ======            ======


                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                           February 28,
                                                                                      1998            1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings.............................................................       $ 3,359            $ 8,458
   Adjustments to reconcile net earnings to net cash and cash equivalents used in operating activities:
   Depreciation and amortization..........................................           3,918              2,709
   Deferred income taxes..................................................             314               (382)
   Changes in operating assets and liabilities:
     Increase in accounts receivable ......................................         (1,554)            (9,695)
     Increase in inventories.............................................             (773)              (284)
     Increase in prepaid expenses and other current assets...............              (45)              (239)
     Increase in other assets............................................              (34)               (40)
     (Decrease) increase in accounts payable and accrued expenses
       and other current liabilities......................................          (2,991)              4,859
                                                                                    ------              ------
   Net cash and cash equivalents provided by operating activities......              2,194               5,386
                                                                                    ------              ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment..........................              (6,099)             (7,894)
  Proceeds from sales of short-term investments.......................              10,691              10,039
  Purchases of short-term investments.................................             (21,724)             (6,283)
                                                                                    ------              ------
  Net cash and cash equivalents used in investing activities..........             (17,132)             (4,138)
                                                                                    ------              ------
CASH FLOW FROM FINANCING ACTIVITIES:

  Proceeds from stock options exercised...............................                 835                 548
                                                                                    ------              ------
  Net cash and cash equivalents provided by financing activities......                 835                 548
                                                                                    ------              ------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..................             (14,103)              1,796

CASH AND CASH EQUIVALENTS, beginning of period..............................        25,092              18,664
                                                                                    ------              ------
CASH AND CASH EQUIVALENTS, end of period....................................       $10,989             $20,460
                                                                                    ======              ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest .................................................................         ---                   ---
  Income Taxes..............................................................       $ 3,294             $ 3,723



                    PERIPHONICS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the cash flows at February 28, 1998 and for all periods presented.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's May 31, 1997 Annual Report and Form 10-K as filed with the Securities and Exchange Commission.

     The results of operations for the three and nine months ended February 28, 1998 and February 28, 1997 are not necessarily indicative of the results to be expected for the full year. Amounts are presented in thousands except share and per share amounts.

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

     3. EARNINGS PER SHARE

     In the third quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic income per share is determined using the weighted average number of shares of common stock outstanding during each period. Diluted income per share further assumes the issuance of common shares for all dilutive securities including stock options.

     4. INVENTORIES

        Inventories consist of the following:

                                         February 28, 1998        May 31, 1997
                                         -----------------        ------------

         Raw materials                      $    7,617              $    7,624
         Work-in-process                         6,014                   5,234
                                              ---------              ---------
                                             $  13,631               $  12,858
                                               ========               ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     Nine Months Ended February 28, 1998 compared to Nine Months Ended February 28, 1997

     Total Revenues. Total revenues increased by 3.9% to $84.8 million in the first nine months of fiscal 1998 from $81.6 million in the comparable period of the prior fiscal year. System sales were $63.0 million in the first nine months of fiscal 1998 compared with $63.9 million in the same period in the prior fiscal year. Service revenues increased by 23.2% to $21.8 million in the first nine months of fiscal 1998 from $17.7 million in the comparable period of the prior fiscal year, primarily due to the addition of more units to the service base.

     Gross Profit. Gross profit of $41.3 million for the first nine months of fiscal 1998 was unchanged from the comparable period of the prior fiscal year. Gross profit as a percentage of total revenues was 48.7% in the first nine months of fiscal 1998 compared with 50.6% in the same period in the prior fiscal year. Gross profit on system sales decreased by $2.2 million to $32.3 million in the first nine months of fiscal 1998 from $34.5 million in the comparable period of the prior fiscal year. The gross margin on system sales was 51.2% in the first nine months of fiscal 1998 compared with 54.0% in the same period of the prior fiscal year. The Company attributes this decrease primarily to the normal variations in product mix and the continued investments in application development infrastructure to support growth in all markets.

     Gross profit on service revenues increased by $2.3 million, or 33.8%, to $9.1 million in the first nine months of fiscal 1998 from $6.8 million in the comparable period of the prior fiscal year. Gross margin on service revenues increased to 41.6% in the first nine months of fiscal 1998 from 38.3% in the comparable period of the prior fiscal year. This increase was primarily attributable to the addition of more units to the service base partially offset by higher cost to support organizational growth.

     Selling, General and Administrative Expenses. Selling, General and Administrative ("SG&A") expenses were $26.0 million and $20.6 million for the first nine months of fiscal 1998 and 1997, respectively, or 30.7% and 25.2% of total revenues, respectively. The increase in the dollar amount of SG&A expenses was primarily related to the continued expansion of the Company's sales and marketing efforts in domestic and international markets and to increases in SG&A expenses necessary to support anticipated future increases in the level of sales.

     Research and Development Expenses. Research and Development ("R&D") expenses were $10.7 million and $7.8 million for the first nine months of fiscal 1998 and 1997, respectively, or 12.7 % and 9.6% of total revenues, respectively. The increase in the dollar amount of R&D expenses reflects the continued expansion of the Company's R&D staff, which increased to 170 from 119 between February 28, 1998 and 1997, respectively to support continuing new product development. R&D expenses are charged to operations as incurred, and no software development costs have been capitalized. The Company expects the dollar amount of R&D expenditures to continue to increase, although such expenses as a percentage of total revenues will vary from period to period.

     Other Income (Expense). Other income was $0.8 million and $1.0 million for the nine months ended February 28, 1998 and 1997, respectively. Interest and other income of $1.0 million for the nine months ended February 28, 1998 was unchanged from the prior year period. The Company had a foreign exchange loss of $0.2 million in the nine months ended February 28, 1998 compared to a foreign exchange gain of $0.03 million for the nine months ended February 28, 1997. To the extent the Company is unable to match revenue received in foreign currencies with expenses paid in the same currency, it is exposed to fluctuations in international currency transactions.

     Income Taxes. Variations in the customary relationship between the provision for income taxes and the statutory income tax rate primarily result from the utilization of research and development tax credits, state and local income taxes, and exempt income of the Company's foreign sales corporation. The Company's effective income tax rates were 37.5% and 39.0% for the nine months ended February 28, 1998 and 1997, respectively.

     Foreign Operations. The Company's European subsidiary operated at a loss of approximately $1.2 million during the nine months ended February 28, 1998 as compared to a profit of $0.1 million during the nine months ended February 28, 1997. The increase in such losses was attributed to an increase in the dollar amount of SG&A expenses to support the expansion of the sales and marketing effort. Transfers from the Company's North American operations to its European subsidiary are accounted for at cost, plus a reasonable profit. The cost of revenues for the Company's European subsidiary includes approximately $0.4 million and $0.3 million of intercompany gross profit earned by the Company's North American operations on system sales by the European subsidiary to third parties during the nine months ended February 28, 1998 and 1997, respectively.


     Three Months Ended February 28, 1998 compared to Three Months Ended February 28, 1997

     Total Revenues. Total revenues increased by 13.5% to $33.6 million in the three months ended February 28, 1998 from $29.6 million in the comparable period of the prior fiscal year. System sales increased by 10.2% to $25.9 million in the three months ended February 28, 1998 from $23.5 million in the comparable period of the prior fiscal year. The increase in system sales was due to a 45.0% increase in domestic sales which was partially and offset by a 29.2% decrease in international sales compared with the prior year period. The increase in system sales was primarily due to an increase in unit sales volume. Service revenues increased by 26.0% to $7.8 million in the three months ended February 28, 1998 from $6.2 million in the comparable period of the prior fiscal year, primarily due to the addition of more units to the service base.

     Gross Profit. The Company's gross profit increased by $1.9 million to $17.1 million in the three months ended February 28, 1998 compared with $15.2 million in the same period in the prior fiscal year. Gross profit as a percentage of total revenues was 50.9% in the three months ended February 28, 1998 compared with 51.3% in the same period in the prior year. Gross profit on system sales increased by $0.7 million to $13.7 million in the three months ended February 28, 1998 from $13.0 million in the comparable period of the prior fiscal year. The gross margin on system sales was 53.0% in the three months ended February 28, 1998 compared with 55.3% in the same period in the prior fiscal year. The Company attributes this decrease primarily to the normal variations in product mix and the continued investments in application development infrastructure to support growth in all markets.

     Gross profit on service revenues increased by $1.2 million, or 54.0%, to $3.4 million in the three months ended February 28, 1998 from $2.2 million in the comparable period of the prior fiscal year. Gross margin on service revenues increased to 43.9% in the three months ended February 28, 1998 from 36.0% in the comparable period of the prior fiscal year. This increase was attributable to the addition of more units to the service base partially offset by higher cost to support organizational growth.

     Selling, General and Administrative Expenses. Selling, General and Administrative ("SG&A") expenses were $9.5 million and $7.3 million for the three months ended February 28, 1998 and 1997, respectively, or 28.4% and 24.5% of total revenues, respectively. The increase in the dollar amount of SG&A expenses was primarily related to the continued expansion of the Company's sales and marketing efforts in domestic and international markets and to increases in SG&A expenses necessary to support anticipated future increases in the level of sales.

     Research and Development Expenses. Research and Development ("R&D") expenses were $4.0 million and $2.8 million for the three months ended February 28, 1998 and 1997, respectively, or 11.8% and 9.4% of total revenues, respectively. The increase in the dollar amount of R&D expenses reflects the continued expansion of the Company's R&D staff which increased to 170 from 119 between February 28, 1998 and 1997, respectively to support continuing new product development. R&D expenses are charged to operations as incurred, and no software development costs have been capitalized. The Company expects the dollar amount of R&D expenditures to continue to increase, although such expenses as a percentage of total revenues will vary from period to period.

     Other Income (Expense). Other income was $0.1 million and other expense was $0.04 million for the three months ended February 28, 1998 and 1997, respectively. Interest and other income of $0.3 million for the three months ended February 28, 1998 was unchanged from the prior fiscal year period. The Company had a foreign exchange loss of $0.2 million in the three months ended February 28, 1998 compared to a loss of $0.3 million in the comparable period of the prior fiscal year. To the extent the Company is unable to match revenue received in foreign currencies with expenses paid in the same currency, it is exposed to fluctuations in international currency transactions.

     Income Taxes. Variations in the customary relationship between the provision for income taxes and the statutory income tax rate primarily result from the utilization of research and development tax credits, state and local income taxes, and exempt income of the Company's foreign sales corporation. The Company's effective income tax rates were 37.5% and 39.0% for the three months ended February 28, 1998 and 1997, respectively.

     Liquidity and Capital Resources

     The Company's principal cash requirement to date has been to fund working capital and capital expenditures in order to support the growth of revenues. Historically, the Company has primarily financed this requirement through cash flow from operations, bank borrowings and two public offerings for the Company's common stock in 1995, which resulted in an aggregate of $41.1 million of net proceeds to the Company. Cash flow from operations was $2.2 million and $5.4 million for the nine months ended February 28, 1998 and 1997, respectively. At February 28, 1998, the Company had working capital of $57.5 million, including $22.0 million of cash and cash equivalents and short-term investments. The Company expects its working capital needs to increase along with planned future revenue growth.

     At February 28, 1998, current assets and current liabilities decreased by $0.6 million and $3.0 million, respectively, compared with May 31, 1997. Current assets decreased primarily as a result of a decrease in cash and cash equivalents and short term investments. Current liabilities decreased primarily due to reduced levels of accrued expenses.

     The average days sales outstanding (calculated by dividing the net accounts receivable at the balance sheet date for each period by the average sales per day during the quarter immediately preceding the balance sheet date) for this period were approximately 100 days. The average days sales outstanding were 111 days, 83 days and 98 days at May 31, 1997, 1996 and 1995, respectively.

     The Company's inventory increased to $13.6 million as of February 28, 1998 from $12.9 million as of May 31, 1997.

     The Company has a $15.0 million unsecured line of credit with a bank which expires on November 30, 1998. As of February 28, 1998, the Company had no borrowings under this line of credit. Any borrowing on this line of credit will bear interest at the prime rate.

     The Company made capital expenditures totaling $6.1 million and $7.9 million during the nine months ended February 28, 1998 and February 28, 1997, respectively.

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

     Recent Financial Accounting Standards Board Statements

     Recent pronouncements of the Financial Accounting Standards Board ("FASB") which are not required to be adopted at this date include, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), and Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 131 and SFAS 130 are effective for fiscal years beginning after December 15, 1997. The adoption of these pronouncements is not expected to have a material impact on the Company's consolidated financial statements.

     The Company adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129") and Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") during the quarter ended February 28, 1998.

     In October of 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). This statement provides guidance on applying generally accepted accounting principles in recognizing revenues on software transactions. This Statement supercedes Statement of Position 91-1 "Software Revenue Recognition". This Statement is effective for transactions entered into in fiscal years beginning after December 15, 1997.

     Based upon Periphonics' reading and interpretation of SOP 97-2, the Company believes that the implementation of SOP 97-2 will not have a material adverse affect on expected revenues or earnings. However, detailed implementation guidelines for this standard have not yet been issued. Once issued, such detailed guidance could lead to unanticipated changes in the Company's current revenue accounting practices and material adverse changes in the Company's reported revenues and earnings. In the event implementation guidance is contrary to the Company's revenue accounting practices, the Company believes it may be possible to change its current business practices to comply with this guidance and avoid any material adverse effect on reported revenues and earnings. However, there can be no assurance this will be the case.

     Certain Factors That May Affect Future Results

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are so-called "forward-looking statements" and not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, risks in product and technology development and other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports including this Form 10-Q for the fiscal quarter ended February 28, 1998 and its Form 10-K for the fiscal year ended May 31, 1997.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     With particular regard to the possible variability of quarterly results, fluctuations may occur as a result of factors including the length of the sales cycle, the timing of orders from shipments to customers, delays in developments and customer acceptance of custom software applications, new product introductions or announcements by the Company and/or competitors, and the hiring and training of additional staff as well as general economic conditions.

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



                                   PERIPHONICS CORPORATION
                                   Registrant



                                 By:/s/Peter J. Cohen
                                   -----------------------------------
                                   Peter J. Cohen
                                   Chairman of the Board, President
                                   and Chief Executive Officer
                                   (Principal Operating Officer)




                                 By:/s/Kevin J. O'Brien
                                    ----------------------------------
                                    Kevin J. O'Brien
                                    Chief Financial Officer, Vice
                                    President-Finance and Administration
                                    (Principal Accounting Officer),
                                    Secretary and Director



Dated:  April 13, 1998