Form 10-K
period 1998-05-31
PERIPHONICS CORP
filed 1998-08-31
CIK 937598

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended May 31, 1998

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

     The aggregate market value of the 12,299,464 of Common Stock held by non-affiliates of the Company as of August 25, 1998 is $78,409,083.

     The number of shares outstanding of each of the registrant's classes of common equity as of August 25, 1998 is as follows:

             Class of Common Equity              Number of Shares
                 Common Stock                       13,519,305
                par value $.01

     The information required by Part III of this Form 10-K is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission on or before September 28, 1998.

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

     The Company develops, markets and supports products and professional services for Computer Telephony Integration ("CTI") and for Telecom Enhanced Network Services using technologies such as interactive voice response ("IVR") speech input, messaging, fax and web browsers. The Company's products and services automate call transaction processing, increase call-center agent productivity, and often can create new revenue streams for its customers.

     The Company is a leading supplier of mid-to-large scale call processing systems - systems handling hundreds to thousands of simultaneous telephone calls. Systems have been installed in more than 50 countries. The Company's staff of 866 employees (May 1998) serves customers from Periphonics offices in Canada, Germany, Hong Kong, Mexico, Singapore, the United Kingdom and the United States.

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

     The Company's products constitute a specialized segment of the overall voice processing/call processing market, which also includes voice messaging/voice mail systems, automated attendant systems, automated call distribution systems and outbound predictive dialing systems. The Company believes that the increased use of these systems has been due to several factors, including industry-wide improvements in product features, public acceptance of automated systems to obtain information or execute transactions and competitive pressures on organizations to offer improved customer services at lower costs.

   International   sales  constitute  an  important  element  of  Periphonics'
business, and Periphonics believes that international markets will continue to offer attractive growth potential. See Note 11 of Notes to Consolidated Financial Statements for information concerning the Company's operations by geographic area.

     Principal Markets, Customers and Applications

     Periphonics has manufactured and delivered systems to customers in the U.S. and in more than 50 other countries. Based on its installed customer base, the Company believes it is a leading supplier of mid-size and large-scale call processing systems. In each of fiscal 1996, 1997 and 1998, no single customer accounted for as much as 10% of the Company's total revenues. In fiscal 1998, the Company's top ten customers (two of which were new customers) accounted for approximately 26% of total revenues. Four of these top ten customers were telecommunications companies, four of them were financial services companies and two were transportation customers. The Company's system sales to customers outside the U.S. contributed approximately 37% of total system sales in fiscal 1998.

     Although the Company's vertical market focus includes additional industries such as government, higher education, healthcare services, transportation, electric and water utilities and distribution companies, it expects that it will continue to derive a substantial percentage of its system sales from telecommunications and financial services businesses. Accordingly, unfavorable economic conditions or factors that relate to these industries, particularly any such conditions that might result in reductions in capital expenditures by the Company's target customers, could have a material adverse affect on the Company's results of operations.

     Product Technology

     The Company's  products  generally consist of the following major elements:
(i) an application processor platform with one or more SPARC-based RISC processors; (ii) a Company-designed voice subsystem that contains one or more telephony interface boards, voice storage, and optionally one or more Digital Signal Processing (DSP) modules, (iii) Company-designed transaction processing software modules and (iv) optional application development tools.

     The main attributes of the products' architecture include its internally distributed client/server processing structure and function specific processing via dedicated microprocessors. The major advantage of this approach is two fold: first, it allows for more effective system implementation by tailoring each function as required; second, it allows for incorporation of new technology in each function as it becomes available, which is beneficial since technology relating to different functions improves at different rates over time. The result of the architecture is a system that can be tailored for many configurations and adapted to newer technologies in telephony and transaction processing. By maintaining an unmodified UNIX kernel and standard UNIX file system, the Company's system software delivers an open and scalable client/server implementation which can be easily migrated to new UNIX versions or to other hardware platforms. The architecture has been designed to provide a systems platform that supports capacity growth and technological evolution with modular upgrades.

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

     The Company's VPS Series products offer a wide range of telephone interface and data connectivity options. The telephone interface options supported by the system include standard digital (including ISDN support for countries including the United States, Canada and Germany) and analog connections to public switched networks and to a variety of PBX/ACD systems from vendors including Lucent Technologies, Northern Telecom, Rolm/Siemens, Rockwell, Aspect, NEC, Fujitsu, Hitachi, Ericsson and Alcatel. The data connectivity options supported by the system include interfaces for mainframe-based legacy systems as well as LAN-based systems. These interfaces can support a variety of databases and Application Programming Interfaces ("APIs").

     Products

     The Company's products include a family of scalable call transaction processing systems, called the VPS Series, which can be configured for small (8-24 ports), mid-size (24 to 120 ports), or large scale installations, including a network of multiple systems to handle thousands of telephone ports. The Company also develops and sells systems and software application products for Computer Telephony Integration (CTI) as part of the CallSPONSOR(TM) product suite. In addition, the Company develops and sells software application products and application development tools that provide customers with various administrative, systems management and application development capabilities for their systems.

     All of the products share an open, flexible, modular architecture, and the same system software which allows application software developed for any system to operate across the Company's entire range of system configurations. The Company provides periodic software upgrades for its systems to deliver enhanced features and maintenance updates. The current VPS Series system software release version is 5.3 and has been available since February 1998. Periphonics' call processing systems are listed below:

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

     Periphonics provides a number of optional features to enhance its systems capabilities. Most of these optional features are configured as shared-system resources and are utilized only when needed, thus providing a cost-effective implementation that is scalable to the capacity needs. Each of the optional features is available for use on each of the VPS Series products, where appropriate. These features include:

     Basic Speech Recognition Devices. This option offers recognition of spoken numbers and control words by callers along with standard touch-tone input. In addition, some versions of this option can recognize individual spoken words or continuous numbers or multilingual speech.

     Large Vocabulary Recognition (LVR) Devices. This option offers recognition of hundreds to thousands of spoken words along with standard touch-tone input. In addition, recognition results can be combined with natural language processing to allow a very simple and intuitive caller interface for a wide range of automated interactive services.

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

     Periphonics also develops, markets and supports CTI Products including:

     CallSPONSOR(TM) A CTI server product that integrates one or more PBX/ACD systems, IVR systems and desktop applications to enable a more productive environment for call center agents. CallSPONSOR(TM) provides call/data tracking and delivery of simultaneous voice and data ("screen pop") to the agent desktops.

     CallView. A CTI desktop client software product that interfaces with CallSPONSOR(TM) and enables integration with other desktop applications to provide seamless call transfers and software based control of PBX/ACD telephone functions.

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

     During fiscal 1996, 1997 and 1998, the Company spent $7.9 million, $10.7 million and $15.1 million, respectively, on R&D. The Company anticipates that R&D expenditures will continue to represent a significant expense to the Company on an ongoing basis.

     Customer Application Programming Services

     Implementing an IVR, LVR or CTI project usually requires the creation of a script, recording and digitizing the appropriate words and phrases, and writing custom application software for the system that links the script and the telephone network interface and provides access to the appropriate database information. Periphonics has established customer project implementation groups that provides customer-specific programming and project management services for turnkey projects based in the United States (Bohemia, New York, and Pleasanton, California), Mexico, the United Kingdom, Germany and Singapore.

     The Company licenses its application software development tools to those customers who prefer to carry out this implementation work themselves, and provides software support, detailed documentation, and a comprehensive hands-on training program to such customers.

     Support Services and Maintenance

     The Company has established its own call-center facility located in Bohemia, on Long Island, to provide 24-hour direct support to its customers. The Company's technical support specialists can access a customer's system via dial-up modem access and utilize various remote diagnostic and trace functions which are built into the Company's systems. In addition, the technical support staff also assists the Company's field service staff in resolving installation and maintenance issues relating to the Company's products. Field service staff are based at many locations around the United States, Canada, Mexico, the United Kingdom, Germany, Singapore and Hong Kong. Technical support specialists are based in the United States (Bohemia, New York and Pleasanton, California), Mexico, the United Kingdom, Germany, Singapore and Hong Kong.

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

     Sales and Marketing

     The Company's sales, marketing and pre-sales technical support personnel are located in 17 cities in the United States and in Canada, the United Kingdom, Germany, Hong Kong, Mexico and Singapore. The Company also has agreements with VARs and OEMs who purchase the Company's systems for integration into larger systems as well as with local distributors and independent sales representatives in a number of overseas markets.

     The Company's marketing and sales efforts also utilize direct mail, participation in numerous trade shows, an active telemarketing program, and trade publication advertising.

     The following table illustrates the respective amounts of the Company's total revenues contributed by U.S. and international based customers:


                                            For Fiscal Year Ending May 31
                                               (dollars in thousands)

                                        1996                       1997                        1998
                                    --------------             ----------------          ---------------

U.S. customers                 $60,561          68.1%     $  74,864       67.3%       $  78,964       67.3%
International customers        $28,242          31.9%     $  36,380       32.7%       $  38,335       32.7%
                               -------          -----     ---------     -------       ---------     -------
Total revenues                 $88,803         100.0%     $ 111,244      100.0%        $117,229      100.0%
--------------                 =======         ======     =========     =======       =========      ======

     Manufacturing

     The Company's manufacturing activities, which consist primarily of production planning, purchasing, module assembly and testing, system assembly and quality assurance, are conducted at its Bohemia, New York facility and, for European, Middle Eastern and African sales, at its facility in Camberley, U.K.

     Risk Factors

     Variability of Quarterly Results; Limited Backlog

     The Company's quarterly operating results have fluctuated and may continue to fluctuate as a result of a variety of factors, including the length of the sales cycle, the timing of orders from and shipments to customers, delays in development and customer acceptance of custom software applications, product development expenses, new product introductions or announcements by the Company or its competitors, levels of market acceptance for new products and the hiring and training of additional staff as well as general economic conditions.
Historically, the size and timing of the Company's revenues transactions, including international revenues, have varied substantially from quarter to quarter with a substantial percentage of orders and deliveries occurring in the final weeks of a quarter, and the Company expects such variations to continue in future periods. The Company is typically able to deliver systems within 60 days of receipt of the order and therefore, does not customarily have a significant long-term backlog. Because a significant portion of the Company's overhead is fixed in the short-term, the Company's results of operations have been and may continue to be materially adversely affected if revenues fall below the Company's expectations. Generally, the Company's inventory of computer hardware is determined by the Company's forecasts of sales during future periods. If management's forecasts of product sales and product mix prove to be substantially inaccurate, the Company may not have the necessary inventory available to deliver systems in a timely manner which may have a material adverse effect on the Company's results of operations during such period.

     Risk of Rapid Technological Change and New Product Introduction

     The market for the Company's products and professional services is characterized by rapid continual technological change and improvements in hardware and software technology and in the features and capabilities of these systems. The Company's future success depends upon its ability to introduce new products and to add new features and enhancements to its existing systems that keep pace with technological and market developments, and that address the increasingly sophisticated and demanding needs of its customers. In order to remain competitive, the Company expects to continue to expend significant resources for research and development. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, product modifications or enhancements or new products that respond to technological advances by others, or that such new or enhanced products or features will adequately and competitively address the needs of the marketplace. In addition, there can be no assurances that the Company will properly estimate costs under fixed price contracts in developing application software and otherwise tailoring its systems to customer-specific requests.

     A portion of sales of the Company's call processing systems depend, in part, upon customers' belief that the Company's UNIX and RISC-based systems offer more performance, features and benefits than PC-based systems offered by certain of the Company's competitors. As PC hardware and operating software become more powerful, however, the capabilities of PC-based systems are likely to increase and may become increasingly competitive alternatives to the Company's products in mid-size and large scale installations.

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

     Highly Competitive Market Environment

     The market for the Company's products and professional services in the U.S. and internationally is highly competitive and competition may intensify from existing suppliers and new market entrants. Certain of the Company's competitors have substantially greater financial, technical, marketing and sales resources than the Company. There can be no assurance that the Company's present or future competitors will not exert increased competitive pressures on the Company. In particular, the Company may in the future experience pricing pressures as the markets in which it competes mature, as new technologies are introduced or for other reasons, and such price competition could adversely affect the Company's market share and results of operations.

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

     Periphonics' principal competitors in the U.S. include Brite Voice Systems, Inc., Edify, Inc., InterVoice and Syntellect, Inc., whose businesses are substantially focused on sales of interactive call processing systems, and large, diversified companies such as Lucent Technologies, and IBM for whom such systems are a small portion of their overall business. In certain specific vertical markets, such as higher education or employee-benefit information systems, the Company faces specialized competition from one or two smaller companies.

     In international markets, Periphonics faces competition primarily from its U.S. competitors and some locally based companies. Periphonics believes that the principal competitive factors are supplier and product reputation and reliability, system features, customer service, price and the effectiveness of marketing and sales efforts. The Company believes that it competes favorably with respect to each of these factors although certain of the Company's competitors have considerably greater financial, technical and sales and marketing resources than the Company,

     International Sales

     System revenues to customers outside the U.S. accounted for approximately 36%, 37%, and 38% of the Company's total system revenues in the fiscal years ended May 31, 1996, 1997 and 1998, respectively. System revenues to customers outside the United States, as a percentage of the Company's overall revenues, may fluctuate on a quarterly basis, and the percentage of such revenues in a particular quarter are not indicative of the percentage of international revenues at the end of the fiscal year.

     The Company's international business is subject to a number of risks, including compliance with special national telecommunications standards and regulatory requirements, export regulations, currency exchange rates, tariffs and other barriers, difficulties in staffing and managing foreign subsidiary operations, potentially adverse tax consequences, longer payment cycles, greater difficulty in accounts receivable collections and specialized inventory requirements applicable to particular foreign countries. There can be no assurance that these factors will not have an adverse impact on the Company's future international revenues or operating results. The Company does not currently engage in international currency hedging transactions. To the extent the Company is unable to match revenue received in foreign currencies with expenses paid in the same currency, it is exposed to possible losses on international currency transactions.

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

     Limited Protection of Proprietary Technology

     The Company's success is heavily dependent upon its proprietary software technology. The Company has no patents; it relies on a combination of copyright, and trade secret laws, employee and third-party non-disclosure agreements, and license agreements to protect its proprietary software technology. Nonetheless, there can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of such rights or that other parties will not independently develop functionally equivalent or superior software technology. The Company from time to time receives correspondence alleging that its products may infringe patents held by other parties (refer to Item 3., Legal Proceedings). The Company believes that its products and other proprietary rights do not infringe the proprietary rights of other parties. There can be no assurance, however, that other parties will not assert infringement claims against the Company or that any such claims will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. There also can be no assurance that the Company will be able to obtain licenses to disputed technology or that such licenses, if available, would be available on commercially reasonable terms. The Company is aware that certain segments of the voice processing industry, particularly voice mail/voice messaging systems, are affected by active and costly litigation. There can be no assurance that as the Company's interactive transaction processing systems evolve and provide features which extend their uses and capabilities, possibly to include certain voice mail/voice messaging and/or additional internet-related features, the Company will not become involved in, or otherwise be affected by, litigation which may or may not be meritorious.

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

     Potential Volatility of Stock Price

     The market price of the shares of the Company's Common Stock may be highly volatile. Factors such as fluctuations in the Company's quarterly operating results, announcements of technological innovations or new commercial products by the Company or its competitors, and conditions in the markets in which the Company and its customers compete may have a significant effect on the market price and marketability of the Common Stock. Prices for many technology company stocks, including the Common Stock, may fluctuate widely as a result of the factors cited above or for reasons that are not directly related to the operating performance of such companies, including general fluctuations in stock prices and changes in earnings estimates or recommendations by securities analysts. Refer to item 5 "Market for Common Equity and Related Stockholder Matters", on page 15.

     Employees

     As of May 31, 1998, Periphonics employed 866 persons. Approximately 130 employees are located outside the U.S. None of the Company's employees is covered by collective bargaining agreements. The Company considers relations with its employees in general to be excellent.

     Disclosures Regarding Forward Looking Statements

     This report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K including, but not limited to, statements contained in this "Business," "Management's Discussion and Analysis" and "Notes to Consolidated Financial Statements," located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove correct.

     Item 2. Properties

     The Company's corporate headquarters and manufacturing facility is located in Bohemia, New York, a New York City suburb. This facility consists of a Company-owned 65,000 square-foot building located on a 3.9 acre site and 89,000 square feet leased in two nearby buildings. The headquarters contain the Company's manufacturing, development, service and administration departments, as well as a professional-quality recording studio. The Company also owns approximately 3.4 acres of vacant land for future development adjacent to its headquarters. The Company believes that suitable additional space will be available in the area as needed in the future on commercially reasonable terms.

     In addition, the Company has leased offices for professional services and technical support staff in Pleasanton, CA (11,000 sq. ft) and in Laurence Harbor, NJ (8,700 sq. ft).

     The Company has leased regional sales offices in Atlanta, Charlotte, Chicago, Dallas, Denver, Grand Rapids, Los Angeles, Minneapolis, Ontario, Phoenix, Providence, San Francisco, Seattle, Tampa, Toronto and Washington D.C.

     The Company's European headquarters in Camberley, U.K. is housed in a 17,000 square-foot leased space in two adjacent buildings. The Company also leases a maintenance support office of approximately 1,500 square feet nearby Manchester, England. Sales, professional services and technical support staff operates out of leased offices in Germany, Hong Kong, Mexico and Singapore.

     Item 3. Legal Proceedings

     On July 7, 1998 Lucent Technologies, Inc. filed a patent infringement action in the United States District Court for the District of Delaware alleging that Periphonics infringed some nine patents of Lucent Technologies, Inc. The Company believes the claims contained in the lawsuit are without merit and intends to defend the lawsuit vigorously. The Company is involved in certain other legal matters in the normal course of business. The Company's management does not believe that resolution of these matters will have a material adverse effect on the Company's consolidated financial statements.


     Item 4. Submission of Matters to a Vote of Security Holders

     None

                                     PART II

     Item 5. Market for Common Equity and Related Stockholder Matters

     (a) The Company's Common Stock, par value $.01 per share (the "Common Stock"), trades on the NASDAQ Stock Market under the symbol PERI. The following table sets forth for each period indicated the high and low closing prices for the Common Stock for the period March 31, 1995, the date of the Company's initial public offering, through May 31, 1998, as reported by NASDAQ:


                                                                                    Sales Prices
                                                                              ------------   -------
                                                                               High            Low
                                                                              ------------   -------

                       Fiscal 1995

Quarter Ended May 31, 1995 ................................................    8 5/8          7 3/8

                       Fiscal 1996

Quarter Ended August 31, 1995 .............................................   12 1/4          7 3/8
Quarter Ended November 30, 1995 ...........................................   14 3/4         11 3/4
Quarter Ended February 29, 1996 ...........................................   13 7/8         10 1/2
Quarter Ended May 31, 1996 ................................................   18             10 3/8

                       Fiscal 1997

Quarter Ended August 31, 1996 .............................................   20 1/8         12 7/8
Quarter Ended November 30, 1996 ...........................................   21             17 1/4
Quarter Ended February 28, 1997 ...........................................   34 3/4         11 1/4
Quarter Ended May 31, 1997 ................................................   19 1/2         11


                       Fiscal 1998

Quarter Ended August 31, 1997 .............................................   22 1/4         12 3/4
Quarter Ended November 30, 1997 ...........................................   14 1/2          8 5/8
Quarter Ended February 28, 1998 ...........................................   12 3/4          7 13/16
Quarter Ended May 31, 1998 ................................................   14 1/8          9 15/16




     The foregoing over-the-counter market quotations represent inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

     Prices for the shares have been adjusted to reflect a two for one split of the Company's Common Stock effected as a stock dividend paid on October 31, 1996.

     (b) The number of recordholders of the Common Stock as of August 25 1998 is approximately 503. The Company believes that there are a substantially greater number of beneficial owners of shares of its Common Stock.

     (c) The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will be dependent, among other things, upon earnings, capital requirements, financing agreement covenants, the financial condition of the Company and applicable law.

     Item 6. Selected Financial Data

     The following selected consolidated financial data as of and for each of the five fiscal years in the period ended May 31, 1998 has been derived from the consolidated financial statements of the Company, which have been audited by Deloitte & Touche LLP, independent auditors, whose report as of May 31, 1998 and 1997, and for each of the three years in the period ended May 31, 1998 is included elsewhere herein. The selected consolidated financial data should be read in conjunction with and is qualified in its entirety by the Company's consolidated financial statements, related notes and other financial information included elsewhere herein.


                                                                     Fiscal Year Ended May 31,
                                                         (in thousands except share and per share data)

                                                          1994     1995 (1)     1996      1997      1998
                                                          ----      ----        ----      ----      ----


System revenues..................................      $41,192    $51,747    $71,800    $86,144    $87,618
Maintenance revenues.............................       10,293     13,030     17,003     25,100     29,681
                                                        ------     ------     ------     ------     ------
Total revenues...................................       51,485     64,777     88,803    111,244    117,299
                                                        ------     ------     ------    -------    -------
Cost of system revenues..........................       18,653     23,686     32,798     38,858     43,437
Cost of maintenance revenues.....................        7,748      8,387     10,956     14,924     16,988
                                                        ------     ------     ------     ------     ------
Total cost of revenues...........................       26,401     32,073     43,754     53,782     60,425
                                                        ------     ------     ------     ------     ------
Gross profit.....................................       25,084     32,704     45,049     57,462     56,874
                                                        ------     ------     ------     ------     ------
Selling, general and  administrative.............       15,249     18,749     22,587     27,737     36,111
Research and development.........................        4,961      5,831      7,933     10,698     15,068
Non-recurring, noncash compensation charge (1)...         -         1,250        -          -          -
                                                        ------     ------     ------     ------     ------
  Total operating expenses.......................       20,210     25,830     30,520     38,435     51,179
                                                       -------     ------     ------     ------     ------
Earnings from operations.........................        4,874      6,874     14,529     19,027      5,695
                                                       -------     ------     ------     ------     ------
Interest expense.................................         (936)      (992)       -          -          -
Interest and other income........................          159        170        885      1,242      1,272
Foreign exchange (loss) gain.....................         (464)        88       (345)       (49)     (547)
                                                       -------     ------     ------     ------     ------
  Total other expenses...........................       (1,241)      (734)       540      1,193        725
                                                       -------     ------     ------     ------     ------
Earnings before provision for income
 taxes and cumulative effect of
 change in accounting principle .................        3,633      6,140     15,069     20,220      6,420
Provision for income taxes.......................        1,599      2,956      5,854      7,583      1,990
                                                       -------     ------     ------     ------      -----
Earnings before cumulative effect
 of change in accounting principle ..............        2,034      3,184      9,215     12,637      4,430


Cumulative effect of change
 in accounting principle (2) ....................           83       -          -           -         -
                                                       -------    -------     ------     ------     ------
Net earnings.....................................     $  1,951    $ 3,184    $ 9,215    $12,637     $4,430
                                                      ========    =======    =======    =======     ======
Per share date: (3) .............................
 Basic earnings..................................     $   0.26    $  0.39    $  0.71    $  0.93    $  0.32
                                                      ========    =======    =======    =======    =======
 Diluted earnings................................     $   0.21    $  0.33    $  0.70    $  0.90    $  0.32
                                                      ========    =======    =======    =======    =======
Weighted average shares: ........................

 Basic...........................................        7,500      8,270     12,890     13,641     13,765
                                                      ========    =======     ======    =======    =======
 Diluted.........................................        9,238      9,778     13,258     14,020     13,947
                                                      ========    =======     ======     ======    =======


                                                        1994       1995       1996         1997       1998
                                                        ----       ----       ----         ----       ----

Balance Sheet Data:
Working capital...................................     $13,837   $27,550     $48,476     $55,200     $58,083
Total assets......................................      33,714    47,722      75,103      93,583     100,607
Total debt........................................      10,032       -            -          -           -
Redeemable cumulative convertible preferred stock
issued by subsidiary .............................       1,215     1,215          -          -           -
Redeemable cumulative convertible preferred stock.       4,500       -            -          -           -
Common stockholders' equity.......................       6,289    33,576      58,781      72,208      77,860



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

     (3) In the third quarter of the fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic income per share is determined using the weighted average number of shares of common stock outstanding during each period. Diluted income per share further assumes the issuance of common shares for all diluted securities including stock options.

     Item 7. Management's Discussion and Analysis

     Overview

     Disclosures Regarding Forward Looking Statements

     This report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K including, but not limited to, statements contained in this "Management's Discussion and Analysis," "Business" and "Notes to Consolidated Financial Statements," located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove correct.

     Management's Discussion and Analysis

     The Company develops, markets and supports products and professional services for Computer Telephony Integration ("CTI") and for Telecom Enhanced Network Services using technologies such as interactive voice response ("IVR"), speech input, messaging, fax and web browsers. The Company's products and services automate call transaction processing, increase call-center agent productivity, and often can create new revenue streams for its customers.

     Historically, the size and timing of system sales transactions have varied substantially from quarter to quarter, and the Company expects such variations to continue into the future. Because a significant portion of the Company's overhead is fixed in the short-term, the Company's results of operations may be adversely affected if revenues fall below the Company's expectations. The Company is typically able to deliver a system within 60 days of receipt of the order and, therefore does not customarily have a significant long-term backlog.

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


                                                 Percentage of Total Revenues              Percentage Increase (Decrease)

                                                                                        Fiscal 1997         Fiscal 1998
                                                  Fiscal Year Ended May 31,             Over Fiscal         Over Fiscal
                                       ------------ ----------------- --------------- ----------------- ---------------
                                           1996           1997            1998            1996                1997
                                       ------------ ----------------- --------------- ----------------- ---------------

Statement of Earnings Data:
System revenues                           80.9%           77.4%           74.7%              20.2%                1.7%
Maintenance revenues                      19.1            22.6            25.3               47.6                18.3
                                       ------------- ---------------- --------------
   Total revenues                         100.0          100.0           100.0               25.3                 5.4
                                       ------------- ---------------- --------------
Cost of system revenues                   36.9            34.9            37.0               18.5                11.8
Cost of maintenance revenues              12.4            13.4            14.5               36.2                13.8
                                       ------------- ---------------- --------------
  Total cost of revenues                  49.3            48.3            51.5               22.9                12.4
                                       ------------- ---------------- --------------
Gross profit                              50.7            51.7            48.5               27.6                (1.0)
Selling, general and administrative       25.4            24.9            30.8               22.8                30.0
Research and development                   8.9             9.6            12.8               34.9                40.8
                                       ------------- ---------------- --------------
Earnings from operations                  16.4            17.1             4.9               31.0               (70.1)
Other income (expense), net                0.6             1.1             0.6              120.9               (39.2)
                                       ------------- ---------------- --------------
Earnings before provisions for
   income taxes and cumulative
   effect of  change in accounting        17.0            18.2             5.5               34.2               (68.2)
   principal
Provision for income taxes                 6.6             6.8             1.7               29.5               (73.8)
                                       ------------- ----------------  -------------

 Earnings before cumulative effect
   of change in accounting principle      10.4%           11.4%            3.8%              37.1%              (64.9%)
                                       ============= ================  =============

     Fiscal Years Ended May 31, 1997 and 1998

     Total Revenues. Total revenues for the fiscal year ended May 31, 1998 increased 5.4% to $117.3 million compared with $111.2 million in fiscal 1997. System revenues for the year increased 1.7% to $87.6 million compared with $86.1 million in fiscal 1997. System revenues of the Company's newest products and features, including Large Vocabulary Speech Recognition (LVR), CallSPONSOR(TM) call center CTI application suite, Periphonics Calling Card Platform (PCCP) and the PeriWeb internet interface feature, continued to grow substantially during 1998. These new products generated $13.3 million or 15% of total system revenues during the year, compared with $5.9 million or 7% of total system revenues in fiscal 1997. Maintenance revenues increased 18.3% to $29.7 million compared with $25.1 million in the prior fiscal year primarily due to the growth in the maintenance base.

     Domestic system revenues for fiscal 1998 remained relatively unchanged at $54.4 million compared with $54.6 million in fiscal 1997. Domestic maintenance revenues for fiscal 1998 increased 21.0% to $24.6 million compared with $20.3 million in fiscal 1997. International revenues for fiscal 1998 increased 5.4% to $38.3 million or 32.7% of total revenues compared with $36.4 million or 32.7% in fiscal 1997. Revenues from Europe, the Middle East and Africa increased 38.4% to $15.7 million offsetting lower revenues from the Pacific Rim and the Americas (excluding U.S.) which declined 8.4% to $12.5 million and 11.4% to $10.1 million respectively compared with the prior year.

     Gross Profit. The Company's gross profit for the year was $56.9 million or 48.5% of total revenues, compared with $57.5 million or 51.7% of total revenues in the prior year. Gross profit on system revenues decreased by $3.1 million to $44.2 million or 50.4% of system revenues in fiscal 1998 from $47.3 million or 54.9% of systems revenues in the prior year. The lower gross profit margin primarily reflects product mix, including a higher percentage of lower margin custom programming revenue and the continued investments in application development resources to pursue growth opportunities in all markets. Gross profit on maintenance revenues increased by $2.5 million to $12.7 million in fiscal 1998 or 42.8% of maintenance revenue from $10.2 million or 40.5% of maintenance revenue in the prior fiscal year.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for fiscal 1998 were $36.1 million or 30.8% of total revenues compared with $27.7 million or 24.9% of total revenues in the prior year. The increased expense level can be attributed primarily to the Company's expansion of its sales and marketing efforts designed to increase its market penetration and market share on a global basis.

     Research and Development Expenses. Research and development ("R&D") expenses, primarily for new products and features, increased 40.8% to $15.1 million or 12.8% of total revenues compared with $10.7 million or 9.6% of total revenues in fiscal 1997. The increase in the dollar amount of research and development expense reflects the continued expansion of the Company's R&D efforts to broaden the scope of its product offerings in order to address growth opportunities in the market place. The R&D staff increased to 171 from 128 between May 31, 1998 and 1997. R&D expenses are charged to operations as incurred, and no software development costs have been capitalized. The Company expects such expenditures to remain at approximately 13% of total revenues, though it may fluctuate from quarter to quarter.

     Other Income (Expense). Other income was $0.7 million for fiscal 1998 compared with $1.2 million in fiscal 1997. Interest and other income was $1.3 million for fiscal 1998 compared with $1.2 million in fiscal 1997. Foreign exchange gain (loss) increased to a loss of $0.5 million in fiscal 1998 compared with no gain or (loss) in the prior year.

     Income Taxes. Variations in the customary relationship between the provision for income taxes and the statutory income tax rate during the past two years primarily result from the utilization of research and development tax credits, state and local income taxes and exempt income of the Company's foreign sales corporation. The Company's effective income tax rates were 31.0% and 37.5% for fiscal 1998 and fiscal 1997, respectively.

     Foreign Operations. The Company's European subsidiary had an operating profit of $0.6 million during fiscal 1998 compared with an operating profit of $0.4 million during fiscal 1997 (see Note 11 of notes to consolidated financial statements). Transfers from the Company's North American operations to its European subsidiary are accounted for at cost, plus a reasonable profit. The cost of revenues for the Company's European subsidiary includes approximately $0.8 million and $0.6 million of intercompany gross profit earned by the Company's North American operations on system sales by the European subsidiary to third parties during both fiscal 1998 and fiscal 1997, respectively.

     Fiscal Years Ended May 31, 1996 and 1997

     Total Revenues. Total revenues increased by 25.3%, from $88.8 million in fiscal 1996 to $111.2 million in fiscal 1997. System revenues increased by 20.0%, from $71.8 million in fiscal 1996 to $86.1 million in fiscal 1997. The increase in system revenues was due to an 18.6% increase in domestic revenues and a 22.4% increase in international revenues primarily due to continued growth in new and upgraded system requirements. The increase in system revenues was primarily due to increases in unit sales volume. Maintenance revenues increased by 47.6%, from $17.0 million in fiscal 1996 to $25.1 million in fiscal 1997, primarily due to the addition of units to the maintenance base, as well as an increase in installation revenues.

     Gross Profit. The Company's gross profit increased by $12.4 million from $45.0 million in fiscal 1996 to $57.5 million in fiscal 1997. Gross profit as a percentage of total revenues increased from 50.7% in fiscal 1996 to 51.7% in fiscal 1997. Gross profit on system revenues increased by $8.3 million, or 21.2%, from $39.0 million in fiscal 1996 to $47.3 million in fiscal 1997. Gross margin on system revenues increased from 54.3% in fiscal 1996 to 54.9% in fiscal 1997. Gross profit on maintenance revenues increased by $4.1 million, or 68.3%, from $6.0 million in fiscal 1996 to $10.2 million in fiscal 1997. Gross margin on maintenance revenues was 35.6% and 40.5% in fiscal years 1996 and 1997, respectively.

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

     Foreign Operations. The Company's European subsidiary had an operating profit of $0.4 million during fiscal 1997 as compared to an operating profit of $0.8 million during fiscal 1996 (see Note 11 of notes to consolidated financial statements). The decline in profitability was primarily due to lower gross margins on system revenues and higher SG&A expenses associated with infrastructure growth. Transfers from the Company's North American operations to its European subsidiary are accounted for at cost, plus a reasonable profit. The cost of revenues for the Company's European subsidiary includes approximately $0.6 million of intercompany gross profit earned by the Company's North American operations on system revenues by the European subsidiary to third parties during both fiscal 1996 and fiscal 1997, respectively.

     Liquidity and Capital Resources

     The Company's principal cash requirement to date has been to fund working capital and capital expenditures in order to support the growth of revenues. Historically, the Company has primarily financed this requirement through cash flow from operations and bank borrowings and two Public Offerings of the Company's Common Stock in 1995, which resulted in an aggregate of $41.1 million of net proceeds to the Company. Cash flow from operations was $9.6 million, $7.3 million and $7.2 million in fiscal 1996, 1997 and 1998, respectively. At May 31, 1998, the Company had working capital of $58.1 million, including $25.8 million of cash and cash equivalents, and short-term investments. The Company expects its working capital needs to increase along with planned future revenue growth.

     At May 31, 1998, current assets increased by $4.4 million while current liabilities increased by $1.5 million as compared to May 31, 1997. Current assets increased principally as a result of increases in accounts receivable and inventories due to higher operating levels.

     The average days' sales outstanding (calculated by dividing the net accounts receivable at the balance sheet date) were approximately 83 days, 111 days and 107 days at May 31, 1996, 1997 and 1998, respectively.

     In November 1997, the Company increased its line of credit to $15.0 million with interest charged at the prime rate. The line of credit expires on November 30, 1998. As of May 31, 1998, the Company had no borrowings under this line of credit.

     The Company made capital expenditures totalling $5.9 million, $10.3 million and $7.7 million during fiscal 1996, 1997 and 1998, respectively.

     The Company believes that its existing sources of working capital and borrowings available under its revolving line of credit will be sufficient to fund its operations and capital expenditures for at least 12 months.

     Year 2000 Compliance

     The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date sensitive systems may not be able to recognize the year 2000 or may do so incorrectly as the year 1900. This inability to recognize or properly interpret the year 2000 may result in the incorrect processing of financial and operational information.

     The Company has initiated a program to upgrade its internal information systems to address any year 2000 compliance issues. This program includes a focus on internal policies, methods and tools, as well as coordination with customers and suppliers. The Company expects its Year 2000 program to be completed on a timely basis. However, there is no assurance that the Company will identify and resolve any and all Year 2000 compliance issues with its information systems in a timely manner, that the expenses associated with such efforts will not be significant, or that such issues will not have a material adverse effect on the Company's business, operating results and financial condition.

     The Company has made a thorough review and testing of its products and believes that its current products are Year 2000 compliant. The Company's assessment of its current products is partially dependent upon the accuracy of representations concerning Year 2000 compliance made by its suppliers, such as Sun and Microsoft, among others. Many of the Company's customers are, however, using earlier versions of the Company's products, which may not be Year 2000 compliant. The Company has initiated programs to proactively notify such customers of the risks associated with using these products and to actively encourage such customers to migrate to the Company's current products.

     In addition, the Company's products are generally integrated within a customer's enterprise system, which may involve products and systems developed by other vendors. A customer may mistakenly believe that Year 2000 compliance problems with its enterprise system are attributable to products provided by the Company. The Company may, in the future be subject to claims based on Year 2000 compliance issues related to a customer's enterprise system or other products provided by third parties, custom modifications to the Company's products made by third parties, or issues arising from the integration of the Company's products with other products. The Company has not been involved in any proceeding involving its products or services in connection with Year 2000 compliance, however, there is no assurance that the Company will not, in the future, be required to defend its products or services in such proceedings against claims of Year 2000 compliance issues, and any resulting liability of the Company for damages could have a material adverse effect on the Company's business, operating results and financial condition.

     Recent Financial Accounting Standards Board Statements

     Recent pronouncements of the Financial Accounting Standards Board ("FASB") which are not required to be adopted at this date include, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 131, SFAS 130 and SFAS 132 are effective for fiscal years beginning after December 15, 1997. The adoption of these pronouncements is not expected to have a material impact on the Company's consolidated financial statements.

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

     Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. The Annual Report contains forward-looking statements that reflect the Company's current news with respect to future events and financial performance, including, without limitation, statements containing the words "believes," "anticipates," "expects," "intends," "should," "seeks to" and similar words. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     None.

                                     PART IV

     Item 14. Exhibits, Financial Statement Schedule and reports on Form 8-K


(a)(1)   CONSOLIDATED FINANCIAL STATEMENTS                                                          PAGE(S)

Index to Consolidated Financial Statements..........................................................F-1

Independent Auditors' Report........................................................................F-2


Consolidated Balance Sheets as of May 31, 1998 and 1997.............................................F-3


Consolidated Statements of Earnings for the years ended
  May 31, 1998, 1997 and 1996.......................................................................F-4


Consolidated Statements of Stockholders' Equity for the years
  Ended May 31, 1998, 1997 and 1996.................................................................F-5


Consolidated Statements of Cash Flows for the years ended
  May 31, 1998, 1997 and 1996.......................................................................F-6


Notes to Consolidated Financial Statements....................................................F-7 - F-17


(a)(2)  FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts.....................................................S-1


(a)(3)  EXHIBITS


 *3.1         Form of Amended and Restated Certificate of Incorporation
 *3.2         Form of Amended and Restated By-Laws
 *4.1         Form of Common Stock Certificate
*10.1         1986 Incentive Stock Option Plan
*10.2         1995 Stock Option Plan
*10.3         1995 Non-Employee Director Stock Option Plan
*10.13        Performance Incentive Plan
*22.1         List of Subsidiaries
 23           Consent of Deloitte & Touche LLP
 27           Financial Data Schedule


---------------

     *Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration Number 33-89294.


     (b)(1) REPORTS ON FORM 8-K

     The Registrant did not file any reports on Form 8-K during the last quarter of its fiscal year ended May 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PERIPHONICS CORPORATION
                                                           Registrant

                                        By:   /s/Peter J. Cohen
                                              -----------------------------
                                              Peter J. Cohen, President

Dated:  August 31, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             Signature                                        Title                                  Date

/s/Peter J. Cohen                      Chairman of the Board, President and Chief               August 31, 1998
---------------------                  Executive Officer (Principal Operating Officer)
Peter J. Cohen

/s/Richard A. Daniels                  Senior Vice President, Treasurer and Director            August 31, 1998
---------------------
Richard A. Daniels

/s/Kevin J. O'Brien                    Chief Financial Officer, Vice President-Finance          August 31, 1998
--------------------                   and Administration (Principal Accounting and
Kevin J. O'Brien                       Financial Officer), Secretary and Director

/s/Jayandra Patel                      Sr. Vice President-Product Development, Assistant        August 31, 1998
--------------------
Jayandra Patel                         Treasurer and Director

/s/Edward H. Blum                      Director                                                 August 31, 1998
--------------------
Edward H. Blum

/s/Peter Breitstone                    Director                                                 August 31, 1998
--------------------
Peter Breitstone


                    PERIPHONICS CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                         Page

Independent Auditors' Report                                                                               F-2

Consolidated Balance Sheets as of May 31, 1998 and 1997                                                    F-3

Consolidated Statements of Earnings for the years
  ended May 31, 1998, 1997 and 1996                                                                        F-4

Consolidated Statements of Stockholders' Equity for
  the years ended May 31, 1998, 1997 and 1996                                                              F-5

Consolidated Statements of Cash Flows for the years
  ended May 31, 1998, 1997 and 1996                                                                        F-6

Notes to Consolidated Financial Statements                                                             F-7 - F-17


Schedule II - Valuation and Qualifying Accounts                                                            S-1

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Periphonics Corporation
Bohemia, New York

     We have audited the accompanying consolidated balance sheets of Periphonics Corporation and subsidiaries as of May 31, l998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1998. Our audits also included the financial statement schedule listed in the Index at item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Periphonics Corporation and subsidiaries as of May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP


Jericho, New York
July 14, 1998

                    PERIPHONICS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)



                                                                                               May 31,
                                                                                  ----------------------------
ASSETS                                                                               1998                 1997
------                                                                            ----------           -------

CURRENT ASSETS:
   Cash and cash equivalents                                                       $14,810             $25,092
   Short-term investments                                                           11,033                -
   Accounts receivable, less allowance for doubtful accounts
     of $1,266 and $1,000, respectively (Note 3)                                    37,721              35,735
   Inventories (Note 4)                                                             14,066              12,858
   Deferred income taxes (Note 8)                                                    1,687               1,357
   Prepaid expenses and other current assets                                         1,367               1,211
                                                                                  --------             -------
                  Total Current Assets                                              80,684              76,253

PROPERTY, PLANT AND EQUIPMENT, net
   (Note 5)                                                                         19,498              16,952

OTHER ASSETS                                                                           425                 378
                                                                                  --------             -------

                                                                                  $100,607             $93,583
                                                                                  ========             =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                $ 8,273             $ 5,928
   Accrued expenses and other current liabilities (Note 6)                          14,328              15,125
                                                                                  --------             -------
                  Total Current Liabilities                                         22,601              21,053

DEFERRED INCOME TAXES (Note 8)                                                         146                 322
                                                                                  --------             -------
                                                                                    22,747              21,375
                                                                                  --------             -------

COMMITMENTS AND CONTINGENCIES
   (Notes 7 and 10)

STOCKHOLDERS' EQUITY (Notes 9 and 10):
   Preferred stock, par value $.01 per share, 1,000,000
     shares authorized, none issued                                                  -                   -
   Common stock, par value $.0l per share; authorized:  30,000,000
     shares, outstanding:  13,843,305 and 13,693,758 shares, respectively              138                 137
   Additional paid-in capital                                                       43,780              42,559
   Retained earnings                                                                33,942              29,512
                                                                                  --------             -------
                                                                                    77,860              72,208
                                                                                  --------             -------
                                                                                  $100,607             $93,583
                                                                                  ========             =======



     See notes to consolidated financial statements.

                    PERIPHONICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                 (In thousands)




                                                                                     Year Ended May 31,
                                                                           1998          l997          1996
                                                                        --------       ---------    ---------

System revenues                                                         $  87,618     $  86,144     $  71,800
Maintenance revenues                                                       29,681        25,100        17,003
                                                                        ---------     ---------     ---------
     Total revenues                                                       117,299       111,244        88,803
                                                                        ---------     ---------     ---------

Cost of system revenues                                                    43,437        38,858        32,798
Cost of maintenance revenues                                               16,988        14,924        10,956
                                                                        ---------     ---------     ---------
     Cost of revenues                                                      60,425        53,782        43,754
                                                                        ---------     ---------     ---------

Gross profit                                                               56,874        57,462        45,049
                                                                        ---------     ---------     ---------

Operating expenses:
  Selling, general and administrative (Note 9)                             36,111        27,737        22,587
  Research and development                                                 15,068        10,698         7,933
                                                                        ---------     ---------     ---------

                                                                           51,179        38,435        30,520
                                                                        ---------     ---------     ---------

Earnings from operations                                                    5,695        19,027        14,529
                                                                        ---------     ---------     ---------

Other income (expense):
  Interest and other income                                                 1,272         1,242           885
  Foreign exchange loss                                                      (547)          (49)         (345)
                                                                        ---------     ---------     ---------
                                                                              725         1,193           540
                                                                        ---------     ---------     ---------
Earnings before provision for income taxes                                  6,420        20,220        15,069

Provision for income taxes (Note 8)                                         1,990         7,583         5,854
                                                                        ---------     ---------     ---------

Net earnings                                                            $   4,430     $  12,637     $   9,215
                                                                        =========     =========     =========

Per share data (Note 12):
  Basic earnings                                                        $   0.32      $    0.93     $    0.71
                                                                        ========      =========     =========

  Diluted earnings                                                      $   0.32      $    0.90     $    0.70
                                                                        ========      =========     =========


Weighted average shares (Note 12):
  Basic                                                                    13,765        13,641        12,890
                                                                        =========     =========     =========

  Diluted                                                                  13,947        14,020        13,258
                                                                        =========     =========     =========






     See notes to consolidated financial statements.

                    PERIPHONICS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)


                                                                    Additional                           Total
                                              Common Stock            Paid-In       Retained         Stockholders'
                                          Shares        Amount        Capital       Earnings            Equity
                                          ------        ------       ---------      --------         ------------


BALANCE, June 1, 1995                    12,050,000       $120        $25,796         $  7,660       $  33,576

Net earnings                                  -             -           -                9,215           9,215

Secondary public offering of
  common stock (Note 1)                   1,200,000         12         13,947             -             13,959

Exercise of stock options and
  stock issued under employee
  stock purchase plan (Note 9)              269,914          4            442            -                 446

Tax benefit relating to
  employee stock options                      -             -             370            -                 370

Conversion of preferred stock
  held by subsidiary (Note 9)                78,250         -           1,215            -               1,215
                                       ------------       ----        -------         --------       ---------

BALANCE, May 31, 1996                    13,598,164        136         41,770           16,875          58,781

Net earnings                                  -             -           -               12,637          12,637

Exercise of stock options and
  stock issued under employee
  stock purchase plan (Note 9)               95,594          1            622            -                 623

Tax benefit relating to
  employee stock options                      -             -             167            -                 167
                                       ------------       ----        -------         --------       ---------

BALANCE, May 31, 1997                    13,693,758        137         42,559           29,512          72,208

Net earnings                                  -             -             -              4,430           4,430

Exercise of stock options and
  stock issued under employee
  stock purchase plan (Note 9)              149,547          1          1,175            -               1,176

Tax benefit relating to
  employee stock options                      -             -              46            -                  46
                                       ------------       ----        -------         -------        ---------

BALANCE, May 31, 1998                    13,843,305       $138        $43,780         $ 33,942       $  77,860
                                       ============       ====        =======         ========       =========






     See notes to consolidated financial statements.

                    PERIPHONICS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                        Year Ended May 31,
                                                                                   1998         1997       1996
                                                                                   ----         ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                  $  4,430     $ 12,637    $ 9,215
  Adjustments to reconcile net earnings to net cash
    and cash equivalents provided by operating activities:
    Depreciation and amortization                                                  5,128        3,725      2,867
    Provision for losses on accounts receivable                                      266          110        140
    Provision for inventory reserves                                                 449          418        450
    Deferred income taxes                                                           (506)        (183)      (323)
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                             (2,252)     (12,016)    (1,892)
      Increase in inventories                                                     (1,657)      (2,179)    (4,104)
      Increase in prepaid expenses and other current assets                         (156)        (276)       (20)
      Increase in other assets                                                       (68)         (90)       (76)
      Increase in accounts payable and accrued expenses and
        other current liabilities                                                  1,548        5,140      3,364
                                                                                --------     --------    -------
         Net cash and cash equivalents provided by
            operating activities                                                   7,182        7,286      9,621
                                                                                --------     --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net                                 (7,653)     (10,251)    (5,882)
  Purchases of short-term investments                                            (21,723)      (6,283)    (8,603)
  Proceeds from the sale of short term investments                                10,690       14,886      -
                                                                                --------     --------    -------

         Net cash and cash equivalents used in
           investing activities                                                  (18,686)      (1,648)   (14,485)
                                                                                --------     ---------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from public offering of common stock                                      -            -       13,959
  Proceeds from stock options exercised including related
    tax benefits                                                                   1,222          790        816
                                                                                --------     --------    -------

         Net cash and cash equivalents provided
            by financing activities                                                1,222          790     14,775
                                                                                --------     --------    -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (10,282)       6,428      9,911

CASH AND CASH EQUIVALENTS, beginning of year                                      25,092       18,664      8,753
                                                                                --------     --------    -------

CASH AND CASH EQUIVALENTS, end of year                                          $ 14,810     $ 25,092    $18,664
                                                                                ========      =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
    Cash paid during the year for:
    Income taxes                                                                $  3,976     $  5,211    $ 6,079
                                                                                ========     ========    =======



     See notes to consolidated financial statements.

                    PERIPHONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED MAY 31, 1998, 1997 AND 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     1. DESCRIPTION OF BUSINESS AND SECONDARY STOCK OFFERING

     Periphonics Corporation and subsidiaries (the "Company") develops, markets and supports products and professional services for Computer Telephony Integration ("CTI") and for Telecom Enhanced Network Services using technologies such as interactive voice response ("IVR"), speech input, messaging, fax and web browsers. The Company's products and services automate call and transaction processing, increase call center agent productivity, and often create new revenue streams for its customers.

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

     Amounts of shares and per share amounts in this note have been adjusted to reflect the stock split (See Note 9c).

     2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Principles of consolidation - The consolidated financial statements include the accounts of Periphonics Corporation and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     b. Revenue recognition - Sales of standard products are recognized when products are shipped. Sales of custom software (either as a portion of system orders or as add-on orders) are recognized upon customer acceptance. For both standard products and custom software, sales are recorded only after it is determined that the Company has no significant remaining obligations and collectibility of the resulting receivable is probable. Maintenance revenue (including postcontract customer support) and other revenues (including revenues relating to insignificant obligations at the time sales are recorded) are recognized ratably over applicable contractual periods or as service is performed.

     Standard products and custom software are sold with limited warranties, generally for 60 days. Warranty expense for the fiscal years ended May 31, 1998, 1997 and 1996 was not material.

     In October of 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-2 Software Revenue Recognition ("SOP 97-2"). This statement provides guidance on applying generally accepted accounting principles in recognizing revenues on software transactions. This Statement supercedes Statement of Position 91-1 Software Revenue Recognition and is applicable for transactions entered into in fiscal years beginning after December 15, 1997. This Statement has been adopted by the Company effective June 1, 1998 and management does not anticipate that the implementation of the guidance set forth in SOP 97-2 will have a material impact on its current revenue recognition policies.

     c. Inventories - Inventories are valued at the lower of cost (first-in, first-out method) or market. Reserves are established to record provisions for excess and obsolete inventories in the period in which it becomes reasonably evident that the product is not salable or the market value is less than cost.

     d. Cash and cash equivalents - The Company considers all cash and investments with original maturity dates of three months or less to be components of cash and cash equivalents.

     e. Investments - The Company follows the provisions of Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments In Debt and Equity Securities." At May 31, 1998, the Company's investments consisted of U.S. Government and Agency bonds with original maturities of greater than three months and remaining maturities of less than one year. Such debt securities are classified as held-to-maturity because the Company has the positive intent and ability to hold the investments to maturity. Held-to-maturity investments are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts.

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

     h. Impairment of Long-Lived Assets - In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews its long-lived assets, including property, plant and equipment, identifiable intangibles and software development costs for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. SFAS 121 had no effect on the Company's consolidated financial statements.

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

     k. Earnings per share - The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

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

     m. Fair Value of Financial Instruments - Financial instruments consist primarily of investments in cash equivalents, short-term investments, trade accounts receivable, and accounts payable. At May 31, 1998 and 1997, the fair value of the Company's financial instruments approximated the carrying value.

     n. Stock-based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

     3. ACCOUNTS RECEIVABLE

                                                 1998              1997
                                                 ----              ----
     Billed                                  $  23,957         $  27,003
     Unbilled                                   13,764             8,732
                                             ---------         ---------
                                            $   37,721        $   35,735
                                             =========         =========

     Unbilled receivables primarily relate to sales recorded on standard products which have been shipped, but have not yet been finally accepted by the customer. The Company has no significant remaining obligations relating to these unbilled receivables and collectibility is probable (see Note 2b). Substantially all unbilled receivables as of May 31, 1997 were collected during fiscal 1998. All unbilled receivables as of May 31, 1998 are expected to be collected in less than one year.


4.   INVENTORIES

                                                 1998             1997
                                                -----            -----
     Raw materials                         $    8,528        $   7,624
     Work-in-process                            5,538            5,234
                                                -----        ---------
                                           $   14,066        $  12,858
                                           ==========        =========

5.   PROPERTY, PLANT AND EQUIPMENT, net


                                                                 Useful Lives         1998              1997
                                                                 ------------         ----              ----
                                                                  (in years)


     Land                                                                        $    906           $    906
     Building, building improvements and
           leasehold improvements                                    3-40               7,156            5,446
     Machinery, equipment, furniture and fixtures                    3-10              25,674           20,093
     Customer service equipment                                        5                7,157            6,796
                                                                                   ----------       ----------
                                                                                       40,893           33,241
     Less accumulated depreciation                                                     21,395           16,289
                                                                                   ----------       ----------
                                                                                   $   19,498       $   16,952
                                                                                   ==========       ==========

     Depreciation expense relating to property, plant and equipment amounted to approximately $5,107, $3,702 and $2,833 for the years ended May 31, 1998, 1997 and 1996, respectively.

     6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES


                                                                                      1998              1997
                                                                                      ----              ----

     Customer advance payments                                                     $    7,611       $   6,173
     Accrued payroll, commissions, bonuses,
       fringe benefits and payroll taxes                                                2,661           4,211
     Income taxes payable                                                               1,337           2,864
     Other accrued expenses                                                             2,719           1,877
                                                                                   ----------       ---------
                                                                                   $   14,328       $  15,125
                                                                                   ==========       =========


     7. LINE OF CREDIT

     In November 1997, the Company increased its unsecured line of credit from $8M to $15M. There were no borrowings against such line of credit at May 31, 1998 or 1997. Any borrowings on this line of credit will bear interest at the prime rate (8.50 percent at May 31, 1998) or the LIBOR rate plus 1.25 percent. The line of credit expires on November 30, 1998.

     8. INCOME TAXES

     The provision for income taxes consists of the following:

                                                                     1998             1997              1996
                                                                     ----             ----              ----
     Current:
       Federal                                                    $  1,809          $  5,880           $ 4,574
       State and local                                                 596             1,827             1,596
       Foreign                                                          45                59                 7
                                                                  --------          --------           -------

                                                                     2,450             7,766             6,177
                                                                  --------          --------           -------
     Deferred:
       Federal                                                        (368)             (136)             (240)
       State and local                                                 (92)              (47)              (83)
                                                                  --------          --------           -------
                                                                      (460)             (183)             (323)
                                                                  --------          --------           -------

              Total                                               $  1,990          $  7,583           $ 5,854
                                                                  ========          ========           =======


     The difference between the statutory Federal tax rate and the Company's effective tax rate is as follows (as a percentage of pretax earnings):

                                                                       1998             1997              1996
                                                                       ----             ----              ----
     Statutory Federal income tax rate                                34.0%            34.0%              34.0%
     State and local income taxes (net of Federal tax benefit)          6.1              5.8               6.6
     Exempt income of foreign sales corporation                        (1.0)            (1.4)             (1.8)
     Research and development tax credits                             (11.6)            (1.9)              -
     Other                                                              3.5                              1.0 -
                                                                      ------           ------            ------

     Effective tax rate                                                31.0%            37.5%             38.8%
                                                                      =====            =====             =====


     At May 31, 1998, 1997 and 1996, the deferred tax assets and liabilities consisted of:

                                            1998                          1997                     1996
                                ----------------------------     ----------------------   -----------------------
                                     Net             Net             Net         Net          Net        Net
                                   Current        Long-term        Current    Long-term     Current   Long-term
                                  Deferred        Deferred        Deferred    Deferred     Deferred   Deferred
                                     Tax             Tax             Tax         Tax          Tax        Tax
                                   Assets        Liabilities       Assets    Liabilities    Assets    Liabilities
                                   -------        --------       ---------      -----      -------    ---------

     Accounts receivable          $  467          $ -            $   397      $  -        $   310       $-
     Inventories                     751            -                710         -            691        -
     State tax credit
       carryforwards                  32            -                 32         -             32        -
     Unrealized foreign
       exchange losses               391            -                218         -            228        -
     Property, plant, and
       equipment                    -                156            -           332            -         419
     Other                            53             (10)             53        (10)           67        (10)
     Net operating loss carry-
       forwards of foreign
       subsidiaries                  100            -                366         -            404        -
                                  ------          ------         -------      -------     -------       -----
                                   1,794             146           1,776        322         1,732        409
         Less valuation allowance    107            -                419         -            471        -
                                  ------          ------         -------      -------     --------     ------
     Total                        $1,687          $  146         $ 1,357      $   322     $ 1,261     $  409
                                  ======          ======         =======      =======     =======      ======


     The  valuation  allowance  decreased by  approximately  $312 and $52 during
     fiscal  1998  and  1997,  respectively,   primarily  as  a  result  of  the
     utilization of net operating loss carryforwards of foreign subsidiaries.

     9. STOCKHOLDERS' EQUITY

     a. Stock option plans - The l986 Incentive Stock Option Plan (the "1986 Plan") allowed for the issuance of options to purchase 1,000,000 shares of common stock by employees. Options were issued at an exercise price which was calculated utilizing a formula based upon the book value of the Company's common stock at the date of grant (the "Formula Price"). Options under the 1986 Plan are exercisable in 25 percent increments beginning one year after the date of grant and expire up to ten years after the date of grant. While the Company was privately held, it maintained the right, under certain conditions, to repurchase shares obtained by employees under the 1986 Plan at the Formula Price calculated at the date of repurchase. As of the date of the Company's public offering, the Company no longer has the right to repurchase such shares. The Company's Board of Directors (the "Board") has determined not to make further grants under the 1986 Plan and to make any future grants from the 1995 Stock Option Plan (the "1995 Plan").

     Currently, the Company maintains two stock option plans pursuant to which an aggregate of approximately 2,400,000 shares of common stock may be granted.

     The 1995 Plan has 2,200,000 shares of common stock reserved for issuance upon the exercise of options designated as either [i] incentive stock options ("ISOs") under the Internal Revenue Code, or [ii] non-qualified options. ISOs may be granted under the 1995 Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Each option vests in four annual installments of 25 percent each on the first, second, third and fourth anniversary of the date of grant. Options granted under the 1995 Option Plan may not be granted at a price less than the fair market value of the Company's common stock on the date of grant (or 110 percent of fair market value in the case of persons holding 10 percent or more of the voting stock of the Company) and expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10 percent or more of the voting stock of the Company).


                                                                                               Weighted
                                                  Shares              Option Price           Average Price

         Balance, June 1, 1995                      594,000        $  0.75 - $  7.00         $      3.12

         Options granted                            218,000        $  8.53 - $14.13          $     10.54
         Options exercised                         (257,000)       $  0.75 - $ 7.00          $      1.19
         Options canceled                           (30,000)       $  7.00 - $12.00          $      9.92
                                               ------------        ----------------          -----------

         Balance, May 31, 1996                      525,000        $  0.75 - $14.13          $      6.76

         Options granted                            241,000        $ 11.50 - $31.00          $     16.47
         Options exercised                          (77,800)       $  0.75 - $10.13          $      4.97
         Options canceled                           (24,000)       $  7.00 - $15.50          $     13.79
                                               ------------        ----------------          -----------

         Balance, May 31, 1997                      664,200        $  1.00 - $31.00          $     10.23

         Options granted                            279,000        $  8.75 - $20.50          $     12.80
         Options exercised                          (46,000)       $  1.00 - $15.50          $      3.41
         Options canceled                           (24,500)       $  8.75 - $15.50          $     12.10
                                               ------------        ----------------          -----------

         Balance, May 31, 1998                      872,700        $  1.68 - $31.00          $     11.44
                                               ============        ================          ===========

         Options exercisable at
           May 31, 1996                             192,750        $   .75 - $  7.00         $      2.80
                                                    =======        ==================        ===========
           May 31, 1997                             200,700        $  1.00 - $14.13$         $      4.57
                                                    =======        ==================        ===========
           May 31, 1998                             302,200        $  1.68 - $31.00$         $      8.25
                                                    =======        ==================        ===========


                                                     Options Outstanding              Options Exercisable
                                               Weighted Avg.      Weighted                         Weighted
                                                  Remaining        Average                          Average
                                 Number          Contractual       Exercise         Number          Exercise
         Exercise Prices     Outstanding          Life (yrs)         Price        Exercisable         Price
         ---------------     -----------       -----------------  ------------    -----------      --------

               $  1.68             75,000           5.00           $   1.68             75,000       $   1.68
               $  7.00            153,500           1.83           $   7.00            105,500       $   7.00
          $  8.53 - $10.13        137,200           2.34           $   9.96             52,200       $  10.00
           $11.00 - $13.06        276,000           4.07           $  12.72             13,000       $  12.06
           $14.00 - $15.50        185,000           3.17           $  15.17             46,750       $  15.14
           $17.06 - $20.50         22,000           3.50           $  18.05              3,750       $  17.86
           $26.25 - $31.00         24,000           3.65           $  29.19              6,000       $  29.19
                              -----------                                          -----------

                                  872,700                                              302,200
                              ===========                                          ===========


     There are 1,336,500 shares available for future grant under the 1995 plan.

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

                                                                                            Weighted
                                                   Shares             Price Range            Average Price

         Balance, June 1, 1995                      -              $      -                       -
         Options granted                               50,000      $ 8.88 - $13.25            $     10.63
                                                 ------------      ---------------            -----------
         Balance, May 31, 1996                         50,000      $ 8.88 - $13.25            $     10.63
         Options granted                               20,000          $19.25                 $     19.25
         Options exercised                             (3,750)         $ 8.88                 $      8.88
                                                 ------------      -------------------       ------------

         Balance, May 31, 1997                         66,250      $ 8.88 - $ 19.25          $      13.33
         Options granted                               20,000           $9.50                $       9.50
         Options exercised                             -           $      -                  $        -
                                                 ------------      -------------------       ------------

         Balance, May 31, 1998                         86,250      $ 8.88 - $ 19.25          $      12.44
                                                 ============      ===================       ============

         Options exercisable at:
           May 31, 1996                                -            $     -                  $       -
                                                 ============      =================         ============
           May 31, 1997                                 8,750      $ 8.88 - $13.25           $     11.38
                                                 ============      =================         ============
           May 31, 1998                                26,250      $ 8.88 - $19.25           $     12.52
                                                 ============      =================         ============




                                                     Options Outstanding              Options Exercisable
                                               Weighted Avg.      Weighted                         Weighted
                                                  Remaining        Average                          Average
                                Number           Contractual       Exercise         Number          Exercise
         Exercise Prices     Outstanding          Life (yrs)         Price        Exercisable         Price


              $  8.88             26,250             2.07           $ 8.88            11,250          $ 8.88
              $  9.50             20,000             4.45           $ 9.50              -                -
               $13.25             20,000             2.41           $13.25            10,000          $13.25
               $19.25             20,000             3.44           $19.25             5,000          $19.25
                              ----------                                           ---------

                                  86,250                                              26,250
                              ==========                                           =========


     There are 110,000 shares available for future grants under the Directors Plan. No options have been canceled under this plan.


     b. Additional Stock Plan Information - As discussed in Note 2, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock options awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 1.25 years following vesting; stock volatility, 73 percent in 1998 and 78 percent in 1997 and 1996, risk free interest rate of 5.5 peecent in 1998 and 6.0 percent in 1997 and 1996 and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The impact of outstanding non-vested stock options granted prior to June 1, 1995 has been excluded from the pro forma calculation; accordingly, pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.



                                                                            Fiscal Year Ended May 31,
                                                                     1998             1997              1996
                                                                     ----             ----              ----

         Net income:
           As reported                                            $  4,430          $ 12,637           $ 9,215
           Pro forma                                              $  3,238          $ 11,872           $ 8,927
         Basic earnings per share:
           As reported                                            $   0.32          $   0.93           $  0.71
           Pro forma                                              $   0.24          $   0.87           $  0.69
         Diluted earnings per share:
           As reported                                            $   0.32          $   0.90           $  0.70
           Pro forma                                              $   0.23          $   0.85           $  0.67


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

     d. Employee Stock Purchase Plan - During 1996, the Company adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions during two offering periods, December 1 through May 31 and June 1 through November 30. During 1998, the Company revised the offering periods to October 1 through March 31 and April 1 to September 30. The purchase price is an amount equal to 85% of the fair market value of a share of common stock on the first or last day of the offering period, whichever is lower. The aggregate number of shares purchased by an employee may not exceed a number of shares determined by dividing $12,500 by the fair market value of a share of the Company's common stock on the first day of the offering period. The stock purchase plan expires on August 10, 2005. A total of 400,000 shares are available for purchase under the plan. 103,609 and 14,744 shares were issued under the plan during fiscal years 1998 and 1997 at an average price of $9.84 and $14.24, respectively.

     e. Stock Purchase Rights - In July 1996, the Company adopted a Stockholder Rights Plan (the "Plan") and declared a dividend distribution of one preferred share purchase right (the "Right") at the rate of one Right for each share of common stock held as of the close of business on July 31, 1996. Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a price of $100 per one one-hundredth of a preferred share. The Rights are not exercisable until certain events occur, as defined in the Plan, and expire on July 31, 2006. The Rights are also redeemable, under certain circumstances, by the Board of Directors at a pric of $0.01 per Right.

     f. Preferred Stock Issued By Subsidiary - The Company had preferred stock issued by a subsidiary of the Company, which consisted of 900,000 authorized shares, 625,999 shares of which were issued in conjunction with the purchase of certain assets of Autophon U.K. in July 1990. This preferred stock was stated at $1,215 based upon the fair market value of the assets acquired. The preferred stock was convertible into either common stock of Periphonics Voice Processing Systems Limited (a subsidiary of the Company) at a ratio of 1,000 to 1, or into 78,250 shares of common stock of the Company through the exercise of a warrant. Effective May 31, 1996, the holder of this preferred stock exercised the warrant to convert such shares into 78,250 shares of common stock of the Company.



     10. COMMITMENTS AND CONTINGENCIES

     a. Deferred compensation plan - The Company maintains a 40l(k) deferred compensation plan for all employees meeting certain service requirements. The Company has made no matching contribution to amounts deferred by employees. The Company pays the administrative costs of the plan.

     b. Employment contracts - The Company had entered into employment contracts with seven officers expiring through December 31, 1996. These agreements allowed for aggregate annual base compensation of $1,698 as well as bonuses based primarily on the profit growth of the Company, as defined in the Company's performance incentive plan. On March 30, 1995, the Company terminated certain of the employment contracts and replaced them with revised contracts. The revised contracts terminate on May 31, 2001 and allow for aggregate annual base compensation consistent with the previous agreements as well as annual bonuses to be determined in accordance with the provisions of the Company's performance incentive plan. In addition, these revised employment contracts automatically self renew for consecutive two-year terms unless at least one year prior to the expiration of the existing term either party gives notice of cancellation.

     c. Stock repurchase agreements - The Company has agreements with certain stockholders of the Company. The agreements require the Company to maintain life insurance on the life of each of the specified stockholders in amounts as defined in the agreement and grant the estate of a deceased stockholder a put option which would require the Company to redeem a portion of the shares of common stock owned by the estate. The maximum number of such shares to be redeemed shall be determined by dividing the fair market value of a share on the date of death into the net life insurance proceeds received by the Company upon the death of such deceased stockholder.

     d. Legal matters - On July 7, 1998, Lucent Technologies, Inc. ("Lucent") filed a patent infringement action in the United States District Court for the District of Delaware alleging that the Company infringed some nine patents of Lucent. The Company believes that the claims contained in the lawsuit are without merit and intends to defend the lawsuit vigorously. The Company is involved in certain other legal matters in the normal course of business. The company's management does not believe that resolution of these matters will have a materially adverse effect on the Company's consolidated financial statements.

     The Company is involved in certain other legal matters in the normal course of business. The Company's management does not believe that resolution of these other matters will have a materially adverse effect on the Company's consolidated financial statements.

     e. Concentration of industry and credit risk - The Company grants credit to geographically diversified customers primarily in the telecommunications and financial services industry. The Company is broadening its vertical market focus to include additional industries such as government, higher education, healthcare services, transportation, electric and water utilities and distribution companies. No one customer accounted for more than 10 percent of total revenues during fiscal 1998, 1997 and 1996.

     f. Lease agreements - The Company has entered into operating leases for certain facilities, automobiles and office equipment. Future minimum annual lease payments under noncancellable operating leases are:

           Year Ending May 31,
                    1999                                         $    2,904
                    2000                                              2,294
                    2001                                              1,936
                    2002                                              1,696
                    2003                                                983
                 Thereafter                                           2,745
                                                                     ------
                                                                 $   12,558

     Rental expense was $2,860, $2,003 and $1,045 during the years ended May 31, 1998, 1997 and 1996, respectively.

     11. OPERATIONS BY GEOGRAPHIC AREA

                                                                                     Year Ended May 31,
                                                                           1998            1997            1996
                                                                           ----            ----            ----

     System Revenues and Maintenance Revenues:
     Sales to unaffiliated customers from:
       North America                                                     $ 101,590      $  99,895        $  79,997
       Europe                                                               15,709         11,349            8,806
                                                                         ---------      ---------        ---------
     Total revenues to unaffiliated customers                              117,299        111,244           88,803
                                                                         ---------      ---------        ---------
     Transfers between geographic areas from:
       North America                                                         4,167          3,815            3,665
       Europe                                                                    -          -                -
                                                                         ---------      ---------        ---------
     Total transfers between geographic areas                                4,167          3,815            3,665
                                                                         ---------      ---------        ---------
     Eliminations                                                           (4,167)        (3,815)          (3,665)
                                                                         ---------      ---------        ---------
     Total revenues                                                      $ 117,299      $ 111,244        $  88,803
                                                                         =========      =========        =========
     Earnings from Operations:
       North America                                                     $   5,030      $  18,686        $  13,696
       Europe                                                                  625            428              840
       Eliminations                                                             40            (87)              (7)
                                                                         ---------      ---------        ---------
     Total earnings from operations                                      $   5,695      $  19,027        $  14,529
                                                                         =========      =========        =========
     Identifiable Assets:
       North America                                                     $ 109,057      $  99,038        $  78,393
       Europe                                                               13,919         10,279            8,051
       Eliminations                                                        (22,369)       (15,734)         (11,341)
                                                                         ---------      ---------        ---------
     Total identifiable assets                                           $ 100,607      $  93,583        $  75,103
                                                                         =========      =========        =========


     The activities of the Company's Mexican operation, which are not material for separate disclosure, are included in North America.

     Transfers between geographic areas are accounted for at cost, plus a reasonable profit. European cost of revenues for the years ended May 31, 1998, 1997 and 1996 includes approximately $769, $589 and $565, respectively, of intercompany gross profit earned by North America on system sales by Europe to third parties.

     Total revenues to customers outside the U.S. were $38,335, $36,380 and $28,242 for the years ended May 31, 1998, 1997, and 1996, respectively.

     Export sales from the Company's United States operations to unaffiliated customers were as follows:

                                                                     Year Ended May 31,
                                                          1998              1997             1996
                                                     -------------     -------------    ---------


         Pacific Rim                                 $      12,477       $  13,532        $  15,907
         The Americas (excluding the
           United States)                                   10,149          11,499            2,836
                                                     -------------       ---------        ---------
         Total                                       $      22,626       $  25,031        $  18,743
                                                     =============       =========        =========


     12. RECONCILIATION OF BASIC EARNINGS PER SHARE

     In accordance with SFAS No. 128, basic earnings per common share are computed based on the weighted-average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted-average number of common shares, after giving effect to diluted common stock equivalents outstanding during each period. The following table provides a reconciliation between basic and diluted earnings per share:


                                                                          Fiscal Year Ended May 31,
                                                                  (In thousands, except per share amounts)
                                               1998                                1997                              1996
                                    --------------------------         ----------------------------      ---------------------------
                                                         Per                                  Per                               Per
                                    Income    Shares    Share          Income     Shares    Share        Income     Shares     Share
                                    ------    ------    -----          ------     ------    -----        ------     ------     -----

  Basic EPS:
   Income available to common
    stockholders                  $4,430   13,765    $   0.32        $12,637    13,641     $  0.93      $9,215    12,890    $  0.71
   Effect of dilutive securities:
    Options/warrants                 -        182         -              -         379       (0.03)        -        368       (0.01)
                                    -----    ------    -------         ------     ------   -------      ------     -----     ------

   Diluted EPS:
    Income available to common
      stockholders plus assumed
      exercises                    $4,430   $13,947   $   0.32        $12,637    14,020     $  0.90      $9,215    13,258    $  0.70
                                   ======   =======    =======        =======    ======     =======      ======    ======    =======

                                                                 SCHEDULE II


                    PERIPHONICS CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)




       COLUMN A                         COLUMN B                 COLUMN C                  COLUMN D       COLUMN E
       --------                         --------                 --------                  --------       --------
                                                                Additions
                                                                ---------
                                                                        Charged to
                                       Balance at        Charged to       Other                            Balance
                                        beginning         Cost and      Accounts -       Deductions -     at end of
     Descriptions                       of Period         Expenses       describe           describe       Period
     ------------                        --------         --------      ---------         ----------       -------

Year ended May 31, 1998:
  Allowance for doubtful accounts        $ 1,000            $266           $ -               $ -            $ 1,266
                                         =======            ====           ====              =====          =======
  Reserve for excess and
    obsolete inventory                   $ 1,150            $449           $ -               $(367)(1)      $ 1,232
                                         =======            ====           ====              =====          =======


Year ended May 31, 1997:
  Allowance for doubtful accounts        $   890            $110           $ -              $-             $ 1,000
                                         =======            ====           ===              =====          =======
  Reserve for excess and
    obsolete inventory                   $ 1,100            $418           $ -              $(368)(1)      $ 1,150
                                         =======            ====           ===              =====          =======


Year ended May 31, 1996:
  Allowance for doubtful accounts        $   750            $140           $ -              $-             $   890
                                         =======            ====           ===              =====          =======
  Reserve for excess and
    obsolete inventory                   $   950            $450           $ -              $(300)(1)      $ 1,100
                                         =======            ====           ===              =====          =======





     (1) Amounts written off or disposed of.