Form 10-K/A
period 1998-05-31
PERIPHONICS CORP
filed 1998-09-03
CIK 937598

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

     10. COMMITMENTS AND CONTINGENCIES


     b. Employment contracts - The Company had entered into employment contracts with seven officers expiring through December 31, 1996. These agreements allowed for aggregate annual base compensation of $1,698 as well as bonuses based primarily on the profit growth of the Company, as defined in the Company's performance incentive plan. On March 30, 1995, the Company terminated certain of the employment contracts and replaced them with revised contracts. The revised contracts terminate on May 31, 2000 and allow for aggregate annual base compensation consistent with the previous agreements as well as annual bonuses to be determined in accordance with the provisions of the Company's performance incentive plan. In addition, these revised employment contracts automatically self renew for consecutive two-year terms unless at least one year prior to the expiration of the existing term either party gives notice of cancellation.

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


             Signature                                        Title                                  Date

/s/Peter J. Cohen                      Chairman of the Board, President and Chief               September 3, 1998
---------------------                  Executive Officer (Principal Operating Officer)
Peter J. Cohen

/s/Richard A. Daniels                  Senior Vice President, Treasurer and Director            September 3, 1998
---------------------
Richard A. Daniels

/s/Kevin J. O'Brien                    Chief Financial Officer, Vice President-Finance          September 3, 1998
--------------------                   and Administration (Principal Accounting and
Kevin J. O'Brien                       Financial Officer), Secretary and Director

/s/Jayandra Patel                      Sr. Vice President-Product Development, Assistant        September 3, 1998
--------------------
Jayandra Patel                         Treasurer and Director

/s/Edward H. Blum                      Director                                                 September 3, 1998
--------------------
Edward H. Blum

/s/Peter Breitstone                    Director                                                 September 3, 1998
--------------------
Peter Breitstone
