Form 10-Q
period 1998-08-31
PERIPHONICS CORP
filed 1998-10-15
CIK 937598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1998

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

        Registrant's telephone number, including are code: (516) 468-9000

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, including treasury shares, as of the latest practicable date:
October 12, 1998

                  Class of                     Number
                  Common Equity               of Shares

                  Common Stock,
                  Par value $.01             13,477,046

                             PERIPHONICS CORPORATION
                                AND SUBSIDIARIES


                                      INDEX


Part I. Financial Information                                                                Page No.


Item 1. Financial Statements

         Consolidated Balance Sheets - August 31, 1998                                          3
         and May 31, 1998

         Consolidated Statements of Earnings - Three Months                                     4
         Ended August 31, 1998 and August 31, 1997

         Consolidated Statements of Cash Flows -Three Months                                    5
         Ended August 31, 1998 and August 31, 1997

         Notes to Unaudited Consolidated Financial Statements                                   6

Item 2. Management's Discussion and Analysis of Financial                                      7-12
         Condition and Results of Operations

Part II. Other Information                                                                      13

         Signatures                                                                             14



                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                              August 31, 1998         May 31, 1998
                                                                                (Unaudited)             (Audited)
                                                                              ---------------         ------------

ASSETS
------
Current Assets:
Cash and cash equivalents................................................         $ 10,439            $  14,810
Short-term investments...................................................           11,214               11,033
Accounts receivables, less allowance for doubtful
    accounts of $1,466 and $1,266, respectively..........................           38,052               37,721
Inventories..............................................................           16,036               14,066
Deferred income taxes....................................................            1,794                1,687
Prepaid expenses and other current assets................................            1,272                1,367
                                                                                   -------              -------
   Total current assets..................................................           78,807               80,684

Property, plant and equipment, net.......................................           19,822               19,498
Other assets.............................................................              458                  425
                                                                                   -------             --------
TOTAL ASSETS.............................................................         $ 99,087            $ 100,607
                                                                                   =======             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
Accounts payables........................................................         $  6,612            $   8,273
Accrued expenses and other current liabilities...........................           15,706               14,328
                                                                                   -------              -------
    Total current liabilities............................................           22,318               22,601
Deferred income taxes....................................................               51                  146
                                                                                   -------              -------
TOTAL LIABILITIES......................................................             22,369               22,747



Stockholders' Equity:
Preferred stock, par value $.01 per share,                                           ---                  ---
    1,000,000 shares authorized, none issued
Common stock, par value $.01 per share,                                                138                 138
    30,000,000 shares authorized, 13,846,305 issued and
    13,519,305 shares outstanding  as of August 31,  1998;
    13,843,305 shares issued and outstanding as of May 31, 1998
Additional paid-in capital...............................................           43,785              43,780
Retained earnings.........................................................          35,058              33,942
                                                                                   -------             -------
                                                                                    78,981              77,860
Treasury stock, 327,000 shares.........................................             (2,263)               ---
                                                                                   -------             -------
    Total stockholders' equity...........................................           76,718              77,860
                                                                                  --------            --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................         $ 99,087            $100,607
                                                                                   =======            ========


                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                               Three Months Ended
                                                                                                    August 31,
                                                                                              1998             1997
                                                                                              ----             ----
System revenues...............................................................             $ 22,166         $ 15,416
Maintenance revenues..........................................................                8,239            7,144
                                                                                            -------          -------
   Total revenues.............................................................               30,405           22,560
                                                                                            -------          -------
Cost of system revenues.......................................................               10,380            7,857
Cost of maintenance revenues..................................................                4,360            4,009
                                                                                            -------          -------
   Cost of revenues...........................................................               14,740           11,866
                                                                                            -------          -------
Gross profit..................................................................               15,665           10,694
                                                                                            -------          -------
Operating expenses:
    Selling, general and administrative.......................................                9,777            7,449
    Research and development..................................................                4,610            3,213
                                                                                            -------          -------
                                                                                             14,387           10,662
                                                                                            -------          -------
Earnings from operations......................................................                1,278               32
                                                                                            -------          -------
Other income (expense):
    Interest and other income.................................................                  333              379
    Foreign exchange gain (loss)..............................................                  234             (280)
                                                                                            -------          -------
                                                                                                567               99
                                                                                            -------          -------
Earnings before provision for income taxes....................................                1,845              131
Provision for income taxes....................................................                  729               49
                                                                                            -------          -------
Net earnings..................................................................             $  1,116          $    82
                                                                                           ========         ========

Per share data:
Basic earnings................................................................             $   0.08         $   0.01
                                                                                           ========         ========
Diluted earnings..............................................................             $   0.08         $   0.01
                                                                                           ========         ========

Weighted average shares:
Basic.........................................................................               13,852           13,720
                                                                                           ========         ========
Diluted.......................................................................               13,937           14,026
                                                                                           ========         ========



                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                       August 31,
                                                                                                  1998            1997
                                                                                                  ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings........................................................................            $  1,116        $    82
Adjustments to reconcile net earnings to net cash and cash
    equivalents used in operating activities:
   Depreciation and amortization....................................................               1,628          1,266
   Deferred income taxes............................................................                (202)          (157)
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivables......................................                (331)         9,739
   Increase in inventories..........................................................              (1,970)          (891)
   Decrease in prepaid expenses and other current assets............................                  95            103
   Increase in other assets.........................................................                 (34)           (64)
   Decrease in accounts payable and accrued expenses
    and other current liabilities...................................................                (277)        (7,167)
                                                                                                 -------        -------
   Net cash and cash equivalents provided by operating activities...................                  25          2,911
                                                                                                 -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, plant and equipment....................................              (1,952)        (1,680)
      Proceeds from sales of short-term investment..................................               7,615            ---
      Purchases of short-term investment............................................              (7,796)       (10,788)
                                                                                                 -------        -------
      Net cash and cash equivalents used in financing activities....................              (2,133)       (12,468)
                                                                                                 -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchase of treasury stock....................................................              (2,263)          ---
      Proceeds from stock options exercised.........................................                ---             426
                                                                                                 -------        -------
      Net cash and cash equivalents (used in) provided by financing activities......              (2,263)           426
                                                                                                 -------        -------

NET DECREASE IN CASH AND CASH EQUIVALENTS...........................................              (4,371)        (9,131)

CASH AND CASH EQUIVALENTS beginning of year.........................................              14,810         25,092
                                                                                                 -------         ------
CASH AND CASH EQUIVALENTS, end of period............................................             $10,439        $15,961
                                                                                                ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Interest............................................................................            $    ---       $    ---
Income Taxes........................................................................            $  2,183       $  2,490


                    PERIPHONICS CORPORATION AND SUBSIDIATIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     1. BASIS OF PRESENTATION
        ---------------------
     In the opinion of Periphonics Corporation and subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the cash flows at August 31, 1998 and for all periods presented.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's May 31, 1998 Annual Report and Form 10-K as filed with the Securities and Exchange Commission.

     The results of operations for the three months ended August 31, 1998 and August 31, 1997 are not necessarily indicative of the results to be expected for the full year. Dollar amounts are presented in thousands except per share amounts.

     2. EARNINGS PER SHARE
        ------------------
     In the third quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic income per share is determined using the weighted average number of shares of common stock outstanding during each period. Diluted income per share further assumes the issuance of common shares for all dilutive securities including stock options.

     3. INVENTORIES
        -----------
       Inventories consist of the following:

                                      August 31, 1998            May 31, 1998
                                      ---------------            ------------

       Raw material                      $ 9,735                    $ 8,528
       Work-in-process                     6,301                      5,538
                                         -------                    -------
                                         $16,036                    $14,066
                                         =======                    =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Three Months Ended August 31,1998 compared to Three Months Ended August 31,1997
-------------------------------------------------------------------------------

     Total Revenues. Total revenues increased by 34.8% to $30.4 million in the first three months of fiscal 1999 from $22.6 million in the comparable period of the prior fiscal year. System revenues increased by 43.8% to $22.2 million in the first three months of fiscal 1999 compared with $15.4 million in the same period in the prior fiscal year. The increase in system revenues was due to a 44.7% increase in domestic sales and a 42.1% increase in international sales. The increase in system revenues was primarily due to an increase in unit sales volume. Maintenance revenues increased by 15.3% to $8.2 million in the first three months of fiscal 1999 compared with $7.1 million in the same period of the prior fiscal year, primarily due to additions to the service base.

     Gross Profit. The Company's gross profit increased by $5.0 million to $15.7 million in the first three months of fiscal 1999 compared with $10.7 million in the comparable period of the prior fiscal year. Gross profit as a percentage of total revenues increased to 51.5% in the first three months of fiscal 1999 compared with 47.4% in the comparable period of the prior year. Gross profit on system revenues increased by $4.2 million to $11.8 million in the first three months of fiscal 1999 compared with $7.6 million in the comparable period of the prior fiscal year. The gross margin on system revenues increased to 53.2% in the first three months of fiscal 1999 compared with 49.0% in the same period of the prior fiscal year. The Company attributes this increase primarily to the product mix during the current three month period, with a larger percentage of higher margin standard hardware and software products and to an improved margin on custom programming revenues.

     Gross profit on maintenance revenues increased by $0.7 million, or 23.7% to $3.9 million in the first three months of fiscal 1999 compared with $3.1 million in the comparable period of the prior fiscal year. Gross margins on maintenance revenues increased to 47.1% in the first three months of fiscal 1999 compared with 43.9% in the comparable period of the prior fiscal year. The increase in margin was attributed to the addition of more units to the service base partially offset by higher costs to support organizational growth.

     Selling, General and Administrative Expenses. Selling, General and Administrative ("SG&A") expenses were $9.8 million, or 32.2% of total revenues, compared with $7.4 million, or 33.0% of total revenues, for the first three months of fiscal 1999 and 1998, respectively. The increased expense level can be attributed primarily to the Company's continued expansion of its sales and marketing efforts designed to increase its market penetration and market share on a global basis.

     Research and Development Expenses. Research and Development ("R&D") expenses, primarily for new products and features, increased 43.5% to $4.6 million, or 15.2% of total revenues, compared with $3.2 million, or 14.2% of total revenues, for the first three months of fiscal 1998. The increase in the dollar amount of R&D expenses reflects the continued efforts of the Company to broaden the scope of its product offerings in order to address growth opportunities in the marketplace. R&D expenses are charged to operations as incurred, and no software development costs have been capitalized. The Company expects such expenditures to continue to increase, although such expenses as a percentage of total revenues may vary from period to period.

     Other Income (Expense). Other income was $0.6 million and $0.1 million for the three months ended August 31, 1998 and 1997, respectively. Interest and other income decreased to $0.3 million in the three months ended August 31, 1998 compared with $0.4 million in the three months ended August 31, 1997. The Company had a foreign exchange gain of $0.2 million in the three months ended August 31, 1998 compared to a foreign exchange loss of $0.3 million for the three months ended August 31, 1997. To the extent the Company is unable to match revenue received in foreign currencies with expenses paid in the same currency, it is exposed to fluctuations in international currency transactions.

     Income Taxes. Variations in the customary relationship between the provision for income taxes and the statutory income tax rate primarily result from the utilization of research and development tax credits, state and local income taxes, and exempt income of the Company's foreign sales corporation. The Company's effective income tax rates were 39.5% and 37.5% for the three months ended August 31, 1998 and August 31, 1997, respectively.

     Foreign Operations. The Company's European subsidiary operated at a profit of approximately $0.7 million during the three months ended August 31, 1998 as compared to a loss of $1.1 million during the three months ended August 31,
1997. This profit was attributed to an increase in gross profit primarily attributable to an increase of approximately 200% in increased system revenues and an increase of approximately 27% in maintenance revenues, offset in part by increased SG&A expenses to support the expansion of the sales and marketing effort. Transfers from the Company's North American operations to its European subsidiary are accounted for at cost, plus a reasonable profit. The cost of revenues for the Company's European subsidiary includes approximately $0.2 million and $0.1 million of intercompany gross profit earned by the Company's North American operations on system revenues by the European subsidiary to third parties during the three months ended August 31, 1998 and August 31, 1997, respectively.

     Liquidity and Capital Resources

     The Company's principal cash requirement to date has been to fund working capital and capital expenditures in order to support the growth of revenues. Historically, the Company has primarily financed this requirement through cash flow from operations, bank borrowings and two public offerings for the Company's common stock in 1995, which resulted in an aggregate of $41.1 million of net proceeds to the company. Cash flow from operations was breakeven and $2.9 million for the three months ended August 31, 1998 and 1997, respectively. At August 31, 1998 the Company had working capital of $56.5 million, including $21.7 million of cash and cash equivalents and short-term investments. The Company expects its working capital needs to increase along with future revenue growth.

     At August 31, 1998, current assets and current liabilities decreased by $1.9 million and $0.3 million, respectively, compared to May 31, 1998. Current assets decreased primarily as a result of a decrease in cash and cash equivalents resulting primarily from the authorized repurchase of 327,000 shares of the Company's common stock, discussed below. Current liabilities decreased primarily due to lower accounts payable.

     The average days sales outstanding (calculated by dividing the net accounts receivable at the balance sheet date for each period by the average sales per day during the quarter immediately preceding the balance sheet date) for this period were approximately 115 days. The average days sales outstanding were 107 days, 111 days, and 83 days at May 31, 1998, 1997 and 1996 respectively.

     The Company's inventory increased to $16.0 million as of August 31, 1998 from $14.1 million as of May 31, 1998.

     The Company has a $15.0 million unsecured line of credit with a bank which expires on November 30, 1998. As of August 31, 1998 the Company had no borrowings under this line of credit. Any borrowing on this line of credit will bear interest at the prime rate.

     The Company made capital expenditures totaling $2.0 million and $1.7 million during the three months ended August 31, 1998 and August 31, 1997, respectively.

     Financing activities during the first quarter of fiscal 1999 included the repurchase of 327,000 shares of the Company's common stock at a cost of approximately $2.3 million, pursuant to authorization by its Board of Directors during fiscal 1999 to repurchase up to 1,300,000 shares. Subsequent to the end of the first quarter of fiscal 1999, the Company repurchased an additional 99,500 shares of the Company's common stock at a cost of approximately $0.7 million.

     The Company believes that its existing sources of working capital and borrowing available under its revolving line of credit will be sufficient to fund its operations and capital expenditures for at least 12 months.

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

     In addition, the Company's products are generally integrated within a customer's enterprise system, which may involve products and systems developed by other vendors. A customer may mistakenly believe that Year 2000 compliance problems with its enterprise system are attributable to products provided by the Company. The Company may, in the future, be subject to claims based on Year 2000 compliance issues related to a customer's enterprise system or other products provided by third parties, custom modifications to the Company's products made by third parties, or issues arising from the integration of the Company's products with other products. The Company has not been involved in any proceeding involving its products or services in connections with Year 2000 compliance, however, there is no assurance that the Company will not, in the future, be required to defend its products or services in such proceedings against claims of Year 2000 compliance issues, and any resulting liability of the Company for damages could have a material adverse effect on the Company's business, operating results and financial condition.

     Recent Financial Accounting Standards Board Statements

     Recent pronouncements of the Financial Accounting Standards Board ("FASB") which are not required to be adopted at this date include: Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") and Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 131 and SFAS 132 are effective for fiscal years beginning after December 15, 1997. The adoption of these pronouncements is not expected to have a material impact on the Company's consolidated financial statements.

     The Company adopted Statement of Financial Accounting Standards No. 130 effective June 1, 1998 and the adoption had no effect on the Company's financial statements as the Company had no components of comprehensive income.

     In October of 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). This Statement provides guidance on applying generally accepted accounting principles in recognizing revenues on software transactions. This Statement supercedes Statement of Position 91-1 "Software Revenue Recognition". The Company adopted SOP 97-2 effective June 1, 1998.

     Based upon Periphonics' reading and interpretation of SOP 97-2, the implementation of SOP 97-2 has not had a material adverse affect on revenues or earnings. However, detailed implementation guidelines for this standard have not yet been issued. Once issued, such detailed guidance could lead to unanticipated changes in the Company's current revenue accounting practices and material adverse changes in the Company's reported revenues and earnings. In the event implementation guidance is contrary to the Company's revenue accounting practices, the Company believes it may be possible to change its current business practices to comply with this guidance and avoid any material adverse effect on reported revenues and earnings. However, there can be no assurance this will be the case.

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

     Certain Factors That May Affect Future Results

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are so-called "forward-looking statements" and not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing market, acceptance, litigation, risks in product and technology development and other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports including this Form 10-Q for the fiscal quarter ended August 31, 1998 and its Form 10-K for the fiscal year ended May 31, 1998.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     With particular regard to the possible variability of quarterly results, fluctuations may occur as a result of factors including the length of the sales cycle, the timing of orders from shipments to customers, delays in developments and customer acceptance of custom software applications, new product introductions or announcements by the Company and /or competitors, and the hiring and training of additional staff as well as general economic conditions.

     Historically, the size and timing of the Company's sales transactions have varied substantially from quarter, with a substantial percentage of orders and deliveries occurring in the final weeks of a quarter, and the Company expects such variations to continue in future periods. Because a significant portion of the Company's overhead is fixed in the short-term, the Company's results of operations may be materially adversely affected if revenues fall below the Company's expectations. Generally, the Company's inventory of computer and telephony hardware is determined by the Company's forecast of sales during the future periods. If management's forecast of product sales and product mix prove to be inaccurate, the Company may not have the necessary inventory available to deliver systems in a timely manner which may have a material adverse effect on the Company's results of operations during such period.

                           PART II - OTHER INFORMATION

     Item 1. Legal Proceedings

     On July 7, 1998 Lucent Technologies, Inc. ("Lucent") filed a patent infringement action in the United States District Court in the District of Delaware alleging that Periphonics infringed some nine patents of Lucent. The Company believes the claims contained in the lawsuit are without merit and, in an answer filed on September 24, 1998, denied the substantive elements of Lucent's lawsuit and set forth affirmative defenses and made counterclaims against Lucent. The Company is involved in certain other legal matters in the normal course of business. The Company's management does not believe that resolution of these matters will have a material adverse effect on the Company's consolidated financial statements.



     Item 2. Changes in Securities

     None

     Item 3. Defaults Upon Senior Securities

     None

     Item 4. Submission of Matters to a Vote of Security Holders

     None

     Item 5. Other Information

     None

     Item 6. Exhibits and Reports on Form 8-K

     On August 6, 1998, the Company filed a Form 8-K with respect to the authorization by its Board of Directors to repurchase up to 1.3 million shares of the Company's common stock and the Company's announcement of its plans to repurchase the stock in the open market. The timing of repurchases and number of shares actually repurchased will depend on a variety of factors, such as price and other market considerations.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PERIPHONICS CORPORATION
                                       Registrant

                                    By: /s/Peter J. Cohen
                                        ---------------------------------
                                        Peter J. Cohen
                                        Chairman of the Board, President
                                        And Chief Executive Officer
                                        (Principal Operating Officer)

                                     By: /s/Kevin J. O'Brien
                                        ---------------------------------
                                        Kevin J. O'Brien
                                        Chief Financial Officer, Vice
                                        President-Finance and Administration
                                        (Principal Account Officer), Secretary
                                        and Director





Date: October 15, 1998