Form 10-Q
period 1998-11-30
PERIPHONICS CORP
filed 1999-01-13
CIK 937598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: January 8, 1999

                Class of               Number
                Common Equity          of Shares

                Common Stock,         13,408,946
                Par value $.01

                             PERIPHONICS CORPORATION
                                AND SUBSIDIARIES


                                      INDEX

                                                                                          Page No.
Part I. Financial Information

Item 1. Financial Statements

         Consolidated Balance Sheets - November 30, 1998                                        4
         and May 31, 1998

         Consolidated Statements of  Earnings - Six Months                                      5
         Ended November 30, 1998 and November 30, 1997

         Consolidated Statements of  Earnings -Three Months                                     6
         Ended November 30, 1998 and November 30, 1997

         Consolidated Statements of Cash Flow - Six Months
         Ended November 30, 1998 and November 30, 1997                                          7

         Notes to Unaudited Consolidated Financial Statements                                   8

Item 2. Management's Discussion and Analysis of Financial                                      9-15
         Condition and Results of Operations

Part II. Other Information                                                                    16-17

         Signatures                                                                             18



                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                 November 30, 1998      May 31, 1998

ASSETS
Current Assets:
Cash and cash equivalents .................................................           $10,124              $14,810
Short-term investments ....................................................            11,214               11,033
Accounts receivables, less allowance for doubtful
    accounts of $1,466 and $1,266, respectively ...........................            42,035               37,721
Inventories ...............................................................            15,987               14,066
Deferred income taxes .....................................................             1,855                1,687
Prepaid expenses and other current assets .................................             1,523                1,367
                                                                                      -------              -------
   Total current assets ...................................................            82,738               80,684

Property, plant and equipment, net ........................................            19,880               19,498
Other assets ..............................................................               472                  425
                                                                                      -------              -------
TOTAL ASSETS ..............................................................          $103,090             $100,607
                                                                                      =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable...........................................................           $ 8,687               $8,273
Accrued expenses and other current liabilities ............................            16,930               14,328
                                                                                      -------              -------
    Total current liabilities .............................................            25,617               22,601
Deferred income taxes .....................................................               ---                  146
                                                                                      -------              -------
TOTAL LIABILITIES .......................................................              25,617               22,747
                                                                                      -------              -------

Stockholders' Equity:
Preferred stock, par value $.01 per share,                                              ----                 ----
    1,000,000 shares authorized, none issued
Common stock, par value $.01 per share,                                                   139                 138
    30,000,000 shares authorized, 13,903,546 issued and
    13,400,946 shares outstanding as of November 30, 1998;
    13,843,305 shares issued and outstanding as of May 31, 1998
Additional paid-in capital ................................................            44,202              43,780
Retained earnings .........................................................            36,666              33,942
                                                                                      -------             -------
                                                                                       81,007              77,860
Treasury stock, 502,600 shares ............................................            (3,534)               ----
                                                                                      --------            -------
    Total stockholders' equity ............................................            77,473              77,860
                                                                                      -------             -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................          $103,090            $100,607
                                                                                      =======             =======


                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                                  Six Months Ended
                                                                                                     November 30,
                                                                                                1998               1997

System revenues .................................................................             $49,824            $37,169
Maintenance revenues ............................................................              16,258             13,982
                                                                                               ------             ------
   Total revenues ...............................................................              66,082             51,151
                                                                                               ------             ------
Cost of system revenues .........................................................              24,460             18,609
Cost of maintenance revenues ....................................................               8,907              8,352
                                                                                               ------             ------
   Cost of revenues .............................................................              33,367             26,961
                                                                                               ------             ------
Gross profit ....................................................................              32,715             24,190
                                                                                               ------             ------
Operating expenses:
    Selling, general and administrative .........................................              19,830             16,466
    Research and development ....................................................               9,217              6,761
                                                                                               ------             ------
                                                                                               29,047             23,227
                                                                                               ------             ------
Earnings from operations ........................................................               3,668                963
                                                                                               ------             ------
Other income (expense):
    Interest and other income ...................................................                 660                710
    Foreign exchange gain (loss)................................................                   30                (62)
                                                                                               ------             ------
                                                                                                  690                648
                                                                                               ------             ------
Earnings before provision for income taxes ......................................               4,358              1,611
Provision for income taxes ......................................................               1,634                604
                                                                                               ------             ------
Net earnings ....................................................................            $  2,724            $ 1,007
                                                                                               ======             ======

Per share data:
Basic earnings ..................................................................            $    .20            $   .07
                                                                                               ======             ======
Diluted earnings ................................................................            $    .20            $   .07
                                                                                               ======             ======

Weighted average shares:
Basic ...........................................................................              13.610             13,724
                                                                                               ======             ======
Diluted .........................................................................              13,755             13,946
                                                                                               ======             ======

                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                                  Three Months Ended
                                                                                                      November 30,
                                                                                                1998              1997

System revenues ..............................................................                  $27,658          $21,753
Maintenance revenues .........................................................                    8,019            6,838
                                                                                                 ------            -----
   Total revenues ............................................................                   35,677           28,591
                                                                                                 ------           ------
Cost of system revenues ......................................................                   14,080           10,752
Cost of maintenance revenues .................................................                    4,547            4,343
                                                                                                 ------            -----
   Cost of revenues ..........................................................                   18,627           15,095
                                                                                                 ------           ------
Gross profit .................................................................                   17,050           13,496
                                                                                                 ------           ------
Operating expenses:
    Selling, general and administrative ......................................                   10,053            9,017
    Research and development .................................................                    4,607            3,548
                                                                                                 ------           ------
                                                                                                 14,660           12,565
                                                                                                 ------           ------
Earnings from operations .....................................................                    2,390              931
                                                                                                 ------           ------
Other income (expense):
    Interest and other income ................................................                      327              331
    Foreign exchange (loss) gain .............................................                     (204)             218
                                                                                                 ------           ------
                                                                                                    123              549
                                                                                                 ------           ------
Earnings before provision for income taxes ...................................                    2,513            1,480
Provision for income taxes ...................................................                      905              555
                                                                                                 ------           ------
Net earnings .................................................................                 $  1,608          $   925
                                                                                                 ======           ======

Per share data:
Basic earnings ...............................................................                 $    .12          $   .07
                                                                                                 ======           ======
Diluted earnings .............................................................                 $    .12          $   .07
                                                                                                 ======           ======

Weighted average shares:
Basic ........................................................................                   13,449           13,727
                                                                                                 ======           ======
Diluted ......................................................................                   13,679           13,869
                                                                                                 ======           ======


                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                               Six Months Ended
                                                                                                  November 30,
                                                                                               1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ..................................................................             $   2,724       $  1,007
Adjustments to reconcile net earnings to net cash and cash
    equivalents used in operating activities:
    Depreciation and amortization .............................................                 3,269          2,559
    (Increase) decrease in deferred income taxes ..............................                  (314)           167
    Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivables ...............................                (4,314)         4,066
    Increase in inventories ...................................................                (1,921)        (1,818)
    Increase in prepaid expenses and other current assets .....................                  (156)          (133)
    Increase in other assets ..................................................                   (47)           (45)
    Increase (decrease) in accounts payable and accrued expenses
     and other current liabilities ............................................                 3,016         (4,130)
                                                                                               ------         ------
    Net cash and cash equivalents provided by operating activities ............                 2,257          1,673
                                                                                               ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment ................................               (3,651)        (3,635)
     Proceeds from sales of short-term investments ............................                 7,615           ----
     Purchases of short-term investments ......................................                (7,796)       (10,690)
                                                                                               ------         ------
     Net cash and cash equivalents (used in) provided by investing
       activities .............................................................                (3,832)        14,325
                                                                                               ------         ------

CASH FLOW FROM FINANCING ACTIVITIES:
     Purchase of treasury stock................................................                (3,534)          ----
     Proceeds from stock options exercised ....................................                   423            787
                                                                                                -----         ------
     Net cash and cash equivalents (used in) provided by financing
       activities .............................................................                (3,111)           787
                                                                                                -----         ------

NET DECREASE IN CASH AND CASH EQUIVALENTS .....................................                (4,686)       (11,865)

CASH AND CASH EQUIVALENTS beginning of period .................................                14,810         25,092
                                                                                               ------         ------
CASH AND CASH EQUIVALENTS, end of period ......................................               $10,124        $13,227
                                                                                               ======         ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest ......................................................................               $ -----          -----
Income Taxes ..................................................................               $ 1,423        $ 3,081



                    PERIPHONICS CORPORATION AND SUBSIDIATIES
            NOTES TO UNAUDITED CONSOLIDATION OF FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

       In the opinion of Periphonics Corporation and subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the cash flows at November 30, 1998 and for all periods presented.

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

       The results of operations for the three and six months ended November 30, 1998 and November 30, 1997 are not necessarily indicative of the results to be expected for the full year. Dollar amounts are presented in thousands except per share amount.


2.     EARNINGS PER SHARE

       In the third quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic income per share is determined using the weighted average number of shares of common stock outstanding during each period. Diluted income per share further assumes the issuance of common shares for all dilutive securities including stock options.


3.     INVENTORIES

       Inventories consist of the following:


                               November 30, 1998                   May 31, 1998
                               -----------------                   ------------

         Raw material               $ 9,081                           $ 8,528
         Work-in-process              6,906                             5,538
                                     ------                            ------
                                    $15,987                           $14,066
                                     ======                            ======


4.     STOCKHOLDERS' EQUITY

       On September 23, 1998, the Board of Directors approved a plan to offer to the holders of certain outstanding stock options, excluding all executive officers and members of the Board of Directors, the opportunity to cancel their existing options and receive new options for the same number of shares but with an exercise price per share at the then current fair market value and with new vesting requirements. As a result, approximately 572,700 options with exercise prices ranging from $7.00 to $31.00 per share were exchanged for new options with an exercise price of $6.75 per share as of October 8, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Six Months Ended November 30, 1998 compared to Six Months Ended November 30,1997

         Total Revenues. Total revenues increased by 29.2% to $66.1 million in the first six months of fiscal 1999 from $51.2 million in the comparable period of the prior fiscal year. System revenues increased by 34.0% to $49.8 million in the first six months of fiscal 1999 compared with $37.2 million in the same period in the prior fiscal year. The increase in system revenues was due to a 36.8% increase in domestic sales and a 29.7% increase in international sales. The increase in system revenues was primarily due to an increase in unit sales volume. Maintenance revenues increased by 16.3% to $16.3 million in the first six months of fiscal 1999 compared with $14.0 million in the same period of the prior fiscal year, primarily due to additions to the maintenance base and an increase in installation revenues.

     Gross Profit. The Company's gross profit increased by $8.5 million to $32.7 million in the first six months of fiscal 1999 compared with $24.2 million in the comparable period of the prior fiscal year. Gross profit as a percentage of total revenues increased to 49.5% in the first six months of fiscal 1999 compared with 47.3% in the comparable period of the prior year. Gross profit on system revenues increased by $6.8 million to $25.4 million in the first six months of fiscal 1999 compared with $18.6 million in the comparable period of the prior fiscal year. The gross margin on system revenues increased to 50.9% in the first six months of fiscal 1999 compared with 49.9% in the same period of the prior fiscal year. The Company attributes this increase primarily to the product mix during the current six month period, with a larger percentage of higher margin standard hardware and software products and to an improved margin on custom programming revenues.

Gross profit on maintenance revenues increased by $1.8 million, or 30.6% to $7.4 million in the first six months of fiscal 1999 compared with $5.6 million in the comparable period of the prior fiscal year. Gross margins on maintenance revenues increased to 45.2% in the first six months of fiscal 1999 compared with 40.3% in the comparable period of the prior fiscal year. The increase in margin was attributed to higher installation revenues and the addition of more units to the service base partially offset by higher costs to support organizational growth.

         Selling, General and Administrative Expenses. Selling, General and Administrative ("SG&A") expenses were $19.8 million, or 30.0% of total revenues, compared with $16.5 million, or 32.2% of total revenues, for the first six months of fiscal 1999 and 1998, respectively. The increased expense level can be attributed primarily to the Company's continued expansion of its sales and marketing efforts designed to increase its market penetration and market share on a global basis.

         Research and Development Expenses. Research and Development ("R&D") expenses, primarily for new products and features, increased 36.3% to $9.2 million, or 13.9% of total revenues, compared with $6.8 million, or 13.2% of total revenues, for the first six months of fiscal 1998. The increase in the dollar amount of R&D expenses reflects the continued efforts of the Company to broaden the scope of its product offerings in order to address growth opportunities in the marketplace. R&D expenses are charged to operations as incurred, and no software development costs have been capitalized. The Company expects such expenditures to continue to increase, although such expenses as a percentage of total revenues may vary from period to period.

         Other Income (Expense). Other income was $0.7 million and $0.6 million for the six months ended November 30, 1998 and 1997, respectively. Interest and other income was $0.7 million in the six months ended November 30, 1998 and the six months ended November 30, 1997. The Company had a foreign exchange gain of $0.03 million in the six months ended November 30, 1998 compared to a foreign exchange loss of $0.1 million for the six months ended November 30, 1997. To the extent the Company is unable to match revenue received in foreign currencies with expenses paid in the same currency, it is exposed to fluctuations in international currency transactions.

         Income Taxes. Variations in the customary relationship between the provision for income taxes and the statutory income tax rate primarily result from the utilization of research and development tax credits, state and local income taxes, and exempt income of the Company's foreign sales corporation. The Company's effective income tax rates were 37.5% for the six months ended November 30, 1998 and November 30, 1997.

         Foreign Operations. The Company's European subsidiary had earnings from operations of approximately $2.9 million during the six months ended November 30, 1998 as compared to a loss of approximately $1.3 million during the six months ended November 30, 1997. These earnings were attributed to an increase in gross profit primarily attributable to an increase of approximately 200% in system revenues and an increase of approximately 23% in maintenance revenues offset in part by increased SG&A expenses to support the expansion of the sales and marketing effort. Transfers from the Company's North American operations to its European subsidiary are accounted for at cost, plus a reasonable profit. The cost of revenues for the Company's European subsidiary includes approximately $0.9 million and $0.2 million of intercompany gross profit earned by the Company's North American operations on system revenues by the European subsidiary to third parties during the six months ended November 30, 1998 and November 30, 1997, respectively.

     Three Months Ended November 30, 1998 compared to Three Months Ended November 30, 1997

     Total Revenues. Total revenues increased by 24.8% to $35.7 million in the second quarter of fiscal 1999 compared with $28.6 million in the comparable period of the prior fiscal year. System revenues increase by 27.1% to $27.7 million in the second quarter of fiscal 1999 compared with $21.8 million in the comparable period of the prior fiscal year. The increase in system revenues was due to a 30.5% increase in domestic revenues and a 22.6% increase in international revenues. The increase in system revenues was primarily due to an increase in unit sales volume. Maintenance revenues increased by 17.3% to $8.0 million in the second quarter of fiscal 1999 compared with $6.8 million in the comparable period of the prior fiscal year, primarily due to additions to the maintenance base and an increase in installation revenues.

     Gross Profit. The Company's gross profit increased by $3.6 million to $17.1 million in the second quarter of fiscal 1999 compared with $13.5 million in the comparable period of the prior fiscal year. Gross profit as a percentage of total revenues increased to 47.8% in the second quarter of fiscal 1999 compared with 47.2% in the comparable period of the prior year. Gross profit on system revenues increased by $2.6 million to $13.6 million in the second quarter of fiscal 1999 compared with $11.0 million in the comparable period of the prior fiscal year. The gross margin on system revenues decreased to 49.1% in the second quarter of fiscal 1999 compared with 50.6% in the same period of the prior fiscal year. The Company attributes this decrease primarily to the product mix during the current three month period.

Gross profit on maintenance revenues increased by $1.0 million, or 39.2% to $3.5 million in the second quarter of fiscal 1999 compared with $2.5 million in the comparable period of the prior fiscal year. Gross margins on maintenance revenues increased to 43.3% in the second quarter of fiscal 1999 compared with 36.5% in the comparable period of the prior fiscal year. This increase in margin was attributed to higher installation revenues and the addition of more units to the maintenance base partially offset by higher cost to support organizational growth.

         Selling, General and Administrative Expenses. Selling, General and Administrative ("SG&A") expenses were $10.1 million and $9.0 million for the second quarter of fiscal 1999 and 1998, respectively, or 28.2% and 31.5% of total revenues, respectively. The increased expense level can be attributed primarily to the Company's continued expansion of its sales and marketing efforts designed to increase its market penetration and market share on a global basis.

         Research and Development Expenses. Research and Development ("R&D") expenses, primarily for new products and features, increased 29.8% to $4.6 million, or 12.9% of total revenues, compared with $3.5 million, or 12.4% of total revenues, for the second quarter of fiscal 1998. The increase in the dollar amount of R&D expenses reflects the continued efforts of the Company to broaden the scope of its product offerings in order to address growth opportunities in the marketplace. R&D expenses are charged to operations as incurred, and no software development costs have been capitalized. The Company expects such expenditures to continue to increase, although such expenses as a percentage of total revenues may vary from period to period.

         Other Income (Expense). Other income was $0.1 million and $0.5 million for the three months ended November 30, 1998 and 1997, respectively. Interest and other income was $0.3 million in the three months ended November 30, 1998 and November 30, 1997. The Company had a foreign exchange loss of $0.2 million in the three months ended November 30, 1998 compared to a foreign exchange gain of $0.2 million for the three months ended November 30, 1997. To the extent the Company is unable to match revenue received in foreign currencies with expenses paid in the same currency, it is exposed to fluctuations in international currency transactions.

         Income Taxes. Variations in the customary relationship between the provision for income taxes and the statutory income tax rate primarily result from the utilization of research and development tax credits, state and local income taxes, and exempt income of the Company's foreign revenues corporation. The Company's effective income tax rates were 36.0% and 37.5% for the three months ended November 30, 1998 and 1997, respectively.

Liquidity and Capital Resources

          The Company's principal cash requirement to date has been to fund working capital and capital expenditures in order to support the growth of revenues. Historically, the Company has primarily financed this requirement through cash flow from operations, bank borrowings and two public offerings for the Company's common stock in 1995, which resulted in an aggregate of $41.1 million of net proceeds to the company. Cash flow from operations was $2.3 million and $1.7 million for the six months ended November 30, 1998 and 1997, respectively. At November 30, 1998 the Company had working capital of $57.1 million, including $21.3 million of cash and cash equivalents and short-term investments. The Company expects its working capital needs to increase along with future revenue growth.

          At November 30, 1998, current assets and current liabilities increased by $2.1 million and $3.0 million, respectively, compared to May 31, 1998.
Current assets increased primarily as a result of an increase in accounts receivables and inventories offset by a decrease in cash and cash equivalents as a result of the repurchase of 175,600 shares the Company's Common Stock at a cost approximately $3.5 million. Current liabilities increased primarily due to increased accrued expenses and other current liabilities.

          The average days sales outstanding (calculated by dividing the net accounts receivable at the balance sheet date for each period by the average sales per day during the quarter immediately preceding the balance sheet date) for this period were approximately 107 days. The average days sales outstanding were 107 days, 111 days, and 83 days at May 31, 1998, 1997 and 1996 respectively.

          The Company's inventory increased to $16.0 million as of November 30, 1998 from $14.1 million as of May 31, 1998.

          The Company has a $15.0 million unsecured line of credit with a bank which expires on November 30, 1999. As of November 30, 1998 the Company had no borrowings under this line of credit. Any borrowings under this line of credit will bear interest at the prime rate or LIBOR plus 125 basis points.

     The Company made capital expenditures totaling $3.7 million and $3.6 million during the six months ended November 30, 1998 and November 30, 1997, respectively. Financing activities during the first six months of fiscal 1999 included the repurchase of 502,600 shares of the Company's common stock at a cost of approximately $3.5 million, pursuant to authorization by its Board of Directors during fiscal 1999 to repurchase up to 1,300,000 shares.

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

Recent Financial Accounting Standards Board Statements

          Recent pronouncements of the Financial Accounting Standards Board ("FASB") which are not required to be adopted at this date include, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") and Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Instruments". SFAS 131 and SFAS 132 are effective for fiscal years beginning after December 15, 1997 and SFAS 133 is effective for fiscal years beginning after June 15, 1999. The adoption of these pronouncements is not expected to have a material impact on the Company's consolidated financial statements.

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



Certain Factors That May Affect Future Results

          From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are so-called "forward-looking statements" and not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, risks in product and technology development and other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports including this Form 10-Q for the fiscal quarter ended November 30, 1998 and its Form 10-K for the fiscal year ended May 31, 1998.

          The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

          With particular regard to the possible variability of quarterly results, fluctuations may occur as a result of factors including the length of the revenues cycle, the timing of orders from and shipments to customers, delays in developments and customer acceptance of custom software applications, new product introductions or announcements by the company and /or competitors, and the hiring and training of additional staff as well as general economic conditions.

          Historically, the size and timing of the Company's revenues transactions have varied substantially from quarter, with a substantial percentage of orders and deliveries occurring in the final weeks of a quarter, and the Company expects such variations to continue in future periods. Because a significant portion of the Company's overhead is fixed in the short-term, the Company's results of operations may be materially adversely affected if revenues fall below the Company's expectations. Generally, the Company's inventory of computer and telephony hardware is determined by the Company's forecast of revenues during the future periods. If management's forecast of product revenues and product mix prove to be inaccurate, the Company may not have the necessary inventory available to deliver systems in a timely manner which may have a material adverse effect on the Company's results of operations during such period.

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

         None

Item 3. Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  On  October  23,  1998,   the  Company  held  its  Annual  Meeting
              of Stockholders (the "Meeting").

         (b) At the Meeting, the Stockholders of the Company elected Peter Breitstone and Kevin J. O'Brien as Class I directors.

         (c) At the Meeting, the Stockholders of the Company approved the amendment of the Company's 1995 Stock Purchase Plan to increase the number of shares reserved for issuance thereunder from 400,00 to 800,000.

         (d) The Stockholders of the Company then ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending May 31, 1999.

     The following sets forth the results of voting on each matter voted upon at the meeting:

     1. Election of Directors

                                                For           Against
               Peter  Breitstone            12,493,264        137,663
               Kevin J. O'Brien             12,494,876        136,051

     2. Amendment of the Company's 1995 Stock Purchase Plan

                         For          Against           Abstained
                      12,273,198      253,218            104,511


     3. Ratification of Deloitte & Touch LLP as the Company's independent auditors for the fiscal year ending May 31, 1999

                         For          Against           Abstained
                      12,529,648       75,850            25,429

     Item 5. Other Information

             None

     Item 6. Exhibits and Reports on Form 8-K

             (a) Exhibits

                *10.1 1995 Stock Purchase Plan, as amended

                 27.1 Financial Data Schedule

             (b) Reports on Form 8-K

                 None


______________

     *Incorporated by reference to the Company's 1998 Proxy Statement as filed with the Securities and Exchange Commission on October 22, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned thereunto duly authorized.

                                            PERIPHONICS CORPORATION
                                            Registrant


                                       By:  /s/Peter J. Cohen
                                            ----------------------------------
                                            Peter J. Cohen
                                            Chairman of the Board, President
                                            And Chief Executive Officer
                                            (Principal Operating Officer)


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


Date: January 13, 1999