Form 10-Q
period 1999-02-28
PERIPHONICS CORP
filed 1999-04-14
CIK 937598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

     Commission File No.: 0-25592

                             PERIPHONICS CORPORATION
             (Exact Name of Registrant as specified in its charter)

           Delaware                                    11-269950
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

     The number of shares outstanding of each of the issuer's classes of common stock, as of April 6, 1999 is as follows:

                         Class of               Number
                         Common Equity          of Shares

                         Common Stock,          13,101,946
                         Par value $.01

                             PERIPHONICS CORPORATION
                                AND SUBSIDIARIES


                                      INDEX



Part I. Financial Information                                                                Page No.



Item 1. Financial Statements

         Consolidated Balance Sheets - February 28, 1999                                        3
         and May 31, 1998

         Consolidated Statements of  Earnings - Three Months and Nine                           4
         Months Ended February 28, 1999 and 1998

         Consolidated Statements of Cash Flows- Nine Months                                     5
         Ended February 28, 1999 and  1998

         Notes to Unaudited Consolidated Financial Statements                                  6-7

Item 2.  Management's Discussion and Analysis of Financial                                     8-14
         Condition and Results of Operations

Part II. Other Information                                                                      15

         Signatures                                                                             16


                                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                     (In thousands, except per share data)



                                                                             February 28, 1999      May 31, 1998
                                                                                (Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents ................................................     $  14,640             $  14,810
Short-term investments ...................................................         8,988                11,033
Accounts receivables, less allowance for doubtful
    accounts of $1,466 and $1,266, respectively ..........................        39,074                37,721
Inventories ..............................................................        17,256                14,066
Deferred income taxes ....................................................         2,025                 1,687
Prepaid expenses and other current assets ................................         1,461                 1,367
                                                                                 -------               -------
   Total current assets ..................................................        83,444                80,684
Property, plant and equipment, net .......................................        19,668                19,498
Other assets ................................................................        492                   425
                                                                                 -------               -------
TOTAL ASSETS  ............................................................      $103,604              $100,607
                                                                                 =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable .........................................................    $    6,894            $    8,273
Accrued expenses and other current liabilities ...........................        18,535                14,328
                                                                                 -------               -------
    Total current liabilities ............................................        25,429                22,601
Deferred income taxes ....................................................          ---                    146
                                                                                 -------               -------
TOTAL LIABILITIES ......................................................          25,429                22,747
                                                                                 -------               -------
Stockholders' Equity:
Preferred stock, par value $.01 per share,                                          ---                   ---
    1,000,000 shares authorized, none issued
Common stock, par value $.01 per share,                                              139                   138
    30,000,000 shares authorized, 13,914,546 issued and
    13,351,946  shares  outstanding as of February 28, 1999;
    13,843,305  shares issued and outstanding as of May 31, 1998
Additional paid-in capital ...............................................        44,242                43,780
Retained earnings ........................................................        37,985                33,942
                                                                                 -------               -------
                                                                                  82,366                77,860
Treasury stock at cost, 562,600 shares ...................................        (4,191)                ---
                                                                                 -------               -------
    Total stockholders' equity ...........................................        78,175                77,860
                                                                                 -------               -------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY ................................      $103,604              $100,607
                                                                                 =======               =======


                                 PERIPHONICS CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF EARNINGS
                                   (In thousands, except per share data)
                                               (Unaudited)


                                                                Three Months Ended               Nine Months Ended
                                                                   February 28,                     February 28,
                                                                   ------------                     ------------
                                                              1999             1998            1999              1998
                                                              ----             ----            ----              ----


System revenues................................             $23,274           $25,852        $73,098           $63,021
Maintenance revenues ..........................               8,755             7,795         25,013            21,777
                                                             ------            ------         ------            ------
   Total revenues .............................              32,029            33,647         98,111            84,798
                                                             ------            ------         ------            ------
Cost of system revenues .......................              11,287            12,159         35,747            30,768
Cost of maintenance revenues...................               4,601             4,371         13,508            12,723
                                                             ------            ------         ------            ------
   Cost of revenues ...........................              15,888            16,530         49,255            43,491
                                                             ------            ------         ------            ------
Gross profit ..................................              16,141            17,117         48,856            41,307
                                                             ------            ------         ------            ------
Operating expenses:
    Selling, general and administrative........               9,731             9,546         29,561            26,012
    Research and development...................               4,439             3,968         13,656            10,729
                                                             ------            ------         ------            ------
                                                             14,170            13,514         43,217            36,741
                                                             ------            ------         ------            ------
Earnings from operations ......................               1,971             3,603          5,639             4,566
                                                             ------            ------         ------            ------
Other income (expense):
    Interest and other income .................                 243               322            903             1,032
    Foreign exchange loss .....................                (103)             (162)           (73)             (224)
                                                             ------            ------         ------            ------
                                                                140               160            830               808
                                                             ------            ------         ------            ------
Earnings before provision for
     income taxes .............................               2,111             3,763          6,469             5,374
Provision for income taxes ....................                 792             1,411          2,426             2,015
                                                             ------            ------         ------             -----
Net earnings ..................................            $  1,319         $   2,352      $   4,043          $  3,359
                                                             ======            ======         ======             =====

Per share data:
Basic earnings ................................           $    0.10        $     0.17     $     0.30         $    0.24
                                                             ======            ======         ======             =====
Diluted earnings ..............................           $    0.10        $     0.17     $     0.29         $    0.24
                                                             ======            ======         ======             =====

Weighted average shares:
Basic .........................................              13,393            13,784         13,538            13,744
                                                             ======            ======         ======            ======
Diluted .......................................              13,854            13,909         13,775            13,931
                                                             ======            ======         ======            ======

                                PERIPHONICS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (In thousands)
                                              (Unaudited)

                                                                                                 Nine Months Ended
                                                                                                   February 28,
                                                                                               1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ..................................................................               $4,043          $ 3,359
Adjustments to reconcile net earnings to net cash and cash
    equivalents used in operating activities:
    Depreciation and amortization .............................................                4,937            3,918
    (Increase) decrease in deferred income taxes ..............................                 (484)             314
    Changes in operating assets and liabilities:
    Increase in accounts receivables ..........................................               (1,353)         (1,554)
    Increase in inventories ...................................................               (3,190)           (773)
    Increase in prepaid expenses and other current assets ....................                   (94)            (45)
    Increase in other assets ..................................................                  (67)            (34)
    Increase (decrease) in accounts payable and accrued expenses
     and other current liabilities ............................................                2,828          (2,991)
                                                                                               -----           ------
    Net cash and cash equivalents provided by operating activities ............                6,620            2,194
                                                                                               -----           ------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment ................................              (5,107)         (6,099)
     Proceeds from sales of short-term investments ............................               21,495           10,691
     Purchases of short-term investments  .....................................               19,450)         (21,724)
                                                                                              ------           ------
     Net cash and cash equivalents used in investing activities ..............                (3,062)         (17,132)
                                                                                              ------           ------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchases of treasury stock...............................................               (4,191)            ---
     Proceeds from stock options exercised ....................................                  463              835
                                                                                              ------           ------
     Net cash and cash equivalents (used in) provided by financing
       activities .............................................................               (3,728)             835
                                                                                              ------           ------
NET DECREASE IN CASH AND CASH EQUIVALENTS .....................................                 (170)         (14,103)

CASH AND CASH EQUIVALENTS, beginning of period ................................               14,810           25,092
                                                                                              ------           ------
CASH AND CASH EQUIVALENTS, end of period ......................................              $14,640          $10,989
                                                                                              ======           ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Interest ......................................................................                 ---              ---
Income Taxes ..................................................................               $1,592          $ 3,294


                    PERIPHONICS CORPORATION AND SUBSIDIATIES
            NOTES TO UNAUDITED CONSOLIDATION OF FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

       In the opinion of Periphonics Corporation and subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the cash flows at February 28, 1999 and for all periods presented.

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

       The results of operations for the three and nine months ended February 28, 1999 and February 28, 1998 are not necessarily indicative of the results to be expected for the full year. Dollar amounts are presented in thousands except per share amount.


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


3.     INVENTORIES

       Inventories consist of the following:

                                   February 28, 1999         May 31, 1998
                                   -----------------         ------------

         Raw material                 $ 9,559                  $ 8,528
         Work-in-process                7,697                    5,538
                                       ------                   ------
                                      $17,256                  $14,066
                                       ======                   ======


4.     STOCKHOLDERS' EQUITY

       On September 23, 1998, the Board of Directors approved a plan to offer to the holders of certain outstanding stock options, excluding all executive officers and members of the Board of Directors, the opportunity to cancel their existing options and receive new options for the same number of shares but with an exercise price per share at the then current fair market value and with new vesting requirements. As a result as of October 8, 1998, approximately 576,700 options with exercise prices ranging from $7.00 to $31.00 per share were exchanged for new options with an exercise price of $6.75 per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

     Nine Months Ended February 28, 1999 compared to Nine Months Ended February 28, 1998

         Total Revenues. Total revenues increased by 15.7% to $98.1 million in the first nine months of fiscal 1999 from $84.8 million in the comparable period of the prior fiscal year. System revenues increased by 16.0% to $73.1 million in the first nine months of fiscal 1999 compared with $63.0 million in the same period in the prior fiscal year. The increase in system revenues was due to a 7.7% increase in domestic sales and a 31.4% increase in international sales. The increase in system revenues was primarily due to an increase in unit sales volume. Maintenance revenues increased by 14.9% to $25.0 million in the first nine months of fiscal 1999 compared with $21.8 million in the same period of the prior fiscal year, primarily due to the addition of more units to the maintenance base.

     Gross Profit. The Company's gross profit increased by $7.6 million to $48.9 million in the first nine months of fiscal 1999 compared with $41.3 million in the comparable period of the prior fiscal year. Gross profit as a percentage of total revenues increased to 49.8% in the first nine months of fiscal 1999 compared with 48.7% in the comparable period of the prior year. Gross profit on system revenues increased by $5.1 million to $37.4 million in the first nine months of fiscal 1999 compared with $32.3 million in the comparable period of the prior fiscal year. The gross margin on system revenues decreased to 51.1% in the first nine months of fiscal 1999 compared with 51.2% in the same period of the prior fiscal year. The Company attributes this decrease primarily to the product mix during the current nine month period, with a smaller percentage of higher margin standard hardware and software products and to an improved margin on custom programming revenues.

         Gross profit on maintenance revenues increased by $2.4 million, or 27.1% to $11.5 million in the first nine months of fiscal 1999 compared with $9.1 million in the comparable period of the prior fiscal year. Gross margins on maintenance revenues increased to 46.0% in the first nine months of fiscal 1999 compared with 41.6% in the comparable period of the prior fiscal year. The increase in margin was attributed to the growth in the maintenance base and an increase in installation revenues.

         Selling, General and Administrative Expenses. Selling, General and Administrative ("SG&A") expenses were $29.6 million, or 30.1% of total revenues, compared with $26.0 million, or 30.7% of total revenues, for the first nine months of fiscal 1999 and 1998, respectively. The increased expense level can be attributed primarily to the Company's continued expansion of its sales and marketing efforts designed to increase its market penetration and market share on a global basis.

         Research and Development Expenses. Research and Development ("R&D") expenses, primarily for new products and features, increased 27.3% to $13.7 million, or 13.9% of total revenues, compared with $10.7 million, or 12.7% of total revenues, for the first nine months of fiscal 1999. The increase in the dollar amount of R&D expenses reflects the continued efforts of the Company to broaden the scope of its product offerings in order to address growth opportunities in the marketplace. R&D expenses are charged to operations as incurred, and no software development costs have been capitalized. The Company expects such expenditures to continue to increase, although such expenses as a percentage of total revenues may vary from period to period.

         Other Income (Expense). Other income was $0.8 million for both nine month periods ended February 28, 1999 and February 28, 1998. Interest and other income was $0.9 million in the nine months ended February 28, 1999 and $1.0 million for the nine months ended February 28, 1998. The Company had a foreign exchange loss of $0.1 million in the nine months ended February 28, 1999 compared to a foreign exchange loss of $0.2 million for the nine months ended February 28, 1998. To the extent the Company is unable to match revenue received in foreign currencies with expenses paid in the same currency, it is exposed to fluctuations in international currency transactions.

         Income Taxes. Variations in the customary relationship between the provision for income taxes and the statutory income tax rate primarily result from the utilization of research and development tax credits, state and local income taxes, and exempt income of the Company's foreign sales corporation. The Company's effective income tax rates were 37.5% for both nine month periods ended February 28, 1999 and February 28, 1998.

         Foreign Operations. The Company's European subsidiary had earnings from operations of approximately $4.9 million during the nine months ended February 28, 1999 as compared to a loss of approximately $1.2 million during the nine months ended February 28, 1998. These earnings were attributed to an increase in gross profit primarily attributable to an increase of approximately 150% in system revenues and an increase of approximately 16% in maintenance revenues offset in part by increased SG&A expenses to support the expansion of the sales and marketing effort. Transfers from the Company's North American operations to its European subsidiary are accounted for at cost, plus a reasonable profit. The cost of revenues for the Company's European subsidiary includes approximately $1.3 million and $0.4 million of intercompany gross profit earned by the Company's North American operations on system revenues by the European subsidiary to third parties during the nine months ended February 28, 1999 and February 28, 1998, respectively.

     Three Months Ended February 28, 1999 compared to Three Months Ended February 28, 1998

         Total Revenues. Total revenues decreased by 4.8% to $32.0 million in the third quarter of fiscal 1999 compared with $33.6 million in the comparable period of the prior fiscal year. System revenues decreased by 10.0 % to $23.3 million in the third quarter of fiscal 1999 compared with $25.9 million in the comparable period of the prior fiscal year. The decrease in system revenues was due to a 28.8% decrease in domestic revenues partially offset by a 33.7% increase in international revenues. The decrease in system revenues was primarily due to a decrease in domestic unit sales volume. Maintenance revenues increased by 12.3% to $8.8 million in the third quarter of fiscal 1999 compared with $7.8 million in the comparable period of the prior fiscal year, primarily due to the addition of more units to the maintenance base.

         Gross Profit. The Company's gross profit decreased by $1.0 million to $16.1 million in the third quarter of fiscal 1999 compared with $17.1 million in the comparable period of the prior fiscal year. Gross profit as a percentage of total revenues decreased to 50.4% in the third quarter of fiscal 1999 compared with 50.9% in the comparable period of the prior year. Gross profit on system revenues decreased by $1.7 million to $12.0 million in the third quarter of fiscal 1999 compared with $13.7 million in the comparable period of the prior fiscal year. The gross margin on system revenues decreased to 51.5% in the third quarter of fiscal 1999 compared with 53.0% in the same period of the prior fiscal year. The Company attributes this decrease primarily to the product mix during the current three month period with a smaller percentage of higher margin standard hardware and software products and to an improved margin on custom programming revenues.

         Gross profit on maintenance revenues increased by $0.7 million, or 21.3% to $4.2 million in the third quarter of fiscal 1999 compared with $3.4 million in the comparable period of the prior fiscal year. Gross margins on maintenance revenues increased to 47.4% in the third quarter of fiscal 1999 compared with 43.9% in the comparable period of the prior fiscal year. This increase in margin was attributed to the growth in the maintenance base and an increase in installation revenues.

         Selling, General and Administrative Expenses. Selling, General and Administrative ("SG&A") expenses were $9.7 million and $9.5 million for the third quarter of fiscal 1999 and 1998, respectively, or 30.4% and 28.4% of total revenues, respectively. The increased expense level can be attributed primarily to the Company's continued expansion of its sales and marketing efforts designed to increase its market penetration and market share on a global basis.

         Research and Development Expenses. Research and Development ("R&D") expenses, primarily for new products and features, increased 11.9% to $4.4 million, or 13.9% of total revenues for the third quarter of fiscal 1999, compared with $4.0 million, or 11.8 % of total revenues, for the third quarter of fiscal 1998. The increase in the dollar amount of R&D expenses reflects the continued efforts of the Company to broaden the scope of its product offerings in order to address growth opportunities in the marketplace. R&D expenses are charged to operations as incurred, and no software development costs have been capitalized. The Company expects such expenditures to continue to increase, although such expenses as a percentage of total revenues may vary from period to period.

         Other Income (Expense). Other income was $0.1 million and $0.2 million for the three months ended February 28, 1999 and 1998, respectively. Interest and other income was $0.2 million and $0.3 million in the three months ended February 28, 1999 and February 28, 1998, respectively. The Company had a foreign exchange loss of $0.1 million in the three months ended February 28, 1999 compared to a foreign exchange loss of $0.2 million for the three months ended February 28, 1998. To the extent the Company is unable to match revenue received in foreign currencies with expenses paid in the same currency, it is exposed to fluctuations in international currency transactions.

         Income Taxes. Variations in the customary relationship between the provision for income taxes and the statutory income tax rate primarily result from the utilization of research and development tax credits, state and local income taxes, and exempt income of the Company's foreign revenues corporation. The Company's effective income tax rates were 37.5% for the three months ended February 28, 1999 and February 28, 1998.

Liquidity and Capital Resources

          The Company's principal cash requirement to date has been to fund working capital and capital expenditures in order to support the growth of revenues. Historically, the Company has primarily financed this requirement through cash flow from operations, bank borrowings and two public offerings for the Company's common stock in 1995, which resulted in an aggregate of $41.1 million of net proceeds to the Company. Cash flow from operations was $6.6 million and $2.2 million for the nine months ended February 28, 1999 and 1998, respectively. The Company's investing activities included purchases of capital expenditures totaling $5.1 million and $6.1 million during the nine months ended February 28, 1999 and February 28, 1998, respectively. Financing activities during the first nine months of fiscal 1999 included the repurchase of 562,600 shares of the Company's common stock at a cost of approximately $4.2 million, pursuant to authorization by its Board of Directors during fiscal 1999 to repurchase up to 1,300,000 shares.

          At February 28, 1999 the Company had working capital of $58.0 million, including $23.6 million of cash and cash equivalents and short-term investments. The Company expects its working capital needs to increase along with future revenue growth.

          The Company believes that its existing sources of working capital and borrowing available under its revolving line of credit will be sufficient to fund its operations and capital expenditures for at least 12 months. The Company does not currently have any material commitments for capital expenditures.

          The Company has a $15.0 million unsecured line of credit with a bank which expires on November 30, 1999. As of February 28, 1999 the Company had no borrowings under this line of credit. Any borrowings under this line of credit will bear interest at the prime rate or LIBOR plus 125 basis points.

          At February 28, 1999, current assets and current liabilities increased by $2.8 million and $1.8 million, respectively, compared to May 31, 1998.
Current assets increased primarily as a result of an increase in accounts receivable and inventory offset by a decrease in cash and cash equivalents as a result of the repurchase of 562,600 shares the Company's Common Stock at a cost of approximately $4.2 million. Current liabilities increased primarily due to increased accrued expenses and other current liabilities.

          The average days sales outstanding (calculated by dividing the net accounts receivable at the balance sheet date for each period by the average sales per day during the quarter immediately preceding the balance sheet date) for this period were approximately 110 days. The average days sales outstanding were 107 days, 111 days, and 83 days at May 31, 1998, 1997 and 1996 respectively.

          The Company's inventory increased to $17.3 million as of February 28, 1999 from $14.1 million as of May 31, 1998.

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

Certain Factors That May Affect Future Results

          From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are so-called "forward-looking statements" and not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, risks in product and technology development and other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports including this Form 10-Q for the fiscal quarter ended February 28, 1999 and its Form 10-K for the fiscal year ended May 31, 1998.

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

                                           PERIPHONICS CORPORATION
                                           Registrant


                                       By: /s/Peter J. Cohen
                                           ---------------------------
                                           Peter J. Cohen
                                           Chairman of the Board, President
                                             And Chief Executive Officer
                                           (Principal Operating Officer)


                                       By: /s/Kevin J. O'Brien
                                           ---------------------------
                                           Kevin J. O'Brien
                                           Chief Financial Officer, Vice
                                           President-Finance and Administration
                                           (Principal Accounting Officer),
                                           Secretary and Director


Date: April 14, 1999