Form 10-K
period 1999-05-31
PERIPHONICS CORP
filed 1999-08-30
CIK 937598

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended May 31, 1999

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

     The aggregate market value of the 11,426,689 shares of Common Stock held by non-affiliates of the Company as of August 27, 1999 is $315,662,284.

     The number of shares outstanding of each of the registrant's classes of common equity as of August 27, 1999 is as follows:

   Class of Common Equity                             Number of Shares
   ----------------------                             ----------------

       Common Stock                                      13,250,090
      par value $.01

     The information required by Part III of this Form 10-K is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission on or before September 28, 1999.

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

     The Company develops, markets and supports products and professional services for Computer Telephony Integration ("CTI") and for Telecom Enhanced Network Services using technologies such as interactive voice response ("IVR"), advanced speech processing with large vocabulary recognition (LVR), natural language processing and text-to-speech conversion as well as interactive processing via web browsers, messaging and fax. The Company's products and services automate call transaction processing, increase call-center agent productivity, reduce operating cost and often can create new revenue streams for its customers.

     The Company is a leading supplier of mid-to-large scale call processing systems. Systems have been installed in more than 50 countries. The Company's staff of 901 employees (May 1999) serves customers from Periphonics offices in Canada, Germany, Hong Kong, Korea, Mexico, Singapore, the United Kingdom and the United States.

     The Market

     The Company's products and services represent an important element in the telecommunications and data processing infrastructure of many customer service-oriented organizations. Typical systems enable callers to use a touch-tone telephone, speech input or Internet access via a personal computer to access information in an organization's computer database and to receive that information verbally via high quality digitally-stored or synthesized speech, via a browser or via facsimile. In addition, these systems enable customers to execute certain transactions on-line without the intervention of customer service personnel. As a result, these systems permit businesses and other organizations in both the public and private sectors to better utilize the capabilities of their telephone and computer systems, to provide new revenue generating services, to increase the productivity of their customer support staff, and to offer more services to customers in less time and at lower cost. These systems are used for a variety of transaction specific applications including accessing and managing customer accounts data, ordering of services or products, providing enhanced telecommunications service such as pre-paid calling services, checking the status of insurance claims or tax filings; obtaining loan or credit card balances and/or rates; registering for college courses; and retrieving descriptions of particular products or services.

     The Company's products constitute a specialized segment of the call center and telecommunications call and transaction processing market, which also includes voice messaging/voice mail systems, automated attendant systems, automated call distribution systems and outbound predictive dialing systems. The Company believes that the increased use of these systems has been due to several factors, including industry-wide improvements in product features, public acceptance of automated systems to obtain information or execute transactions and competitive pressures on organizations to offer improved customer services at lower costs.

     International sales constitute an important element of Periphonics' business, and Periphonics believes that international markets will continue to offer attractive growth potential. See Note 11 of Notes to Consolidated Financial Statements for information concerning the Company's industry segments and operations by geographic area.

     Principal Markets, Customers and Applications

     Periphonics has manufactured and delivered systems to customers in the U.S. and in more than 50 other countries. Based on its installed customer base, the Company believes it is a leading supplier of mid-size and large-scale call processing systems. In each of fiscal 1997, 1998 and 1999, no single customer accounted for as much as 10% of the Company's total revenues. In fiscal 1999, the Company's top ten customers (one of which was a new customer) accounted for approximately 30% of total revenues. Five of these top ten customers were telecommunications companies, three of them were financial services companies, one was a transportation company, and one was a government customer. The Company's system sales to customers outside the U.S. contributed approximately 41% of total system sales in fiscal 1999.

     Although the Company's vertical market focus includes additional industries such as higher education, healthcare services, electric and water utilities and distribution companies, it expects that it will continue to derive a substantial percentage of its system sales from telecommunications and financial services businesses. Accordingly, unfavorable economic conditions or factors that relate to these industries, particularly any such conditions that might result in reductions in capital expenditures by the Company's target customers, could have a material adverse affect on the Company's results of operations.

     Product Technology

     The Company's  products  generally consist of the following major elements:
(i) an application processor platform with one or more SPARC-based RISC processor(s) running UNIX or Intel Pentium processor(s) running Windows NT; (ii) a computer telephony and/or a telecommunications signaling server; (iii) a company designed voice subsystem that contains one or more telephony interface boards, voice storage, and optionally one or more Digital Signal Processing
(DSP) modules, (iv) company-designed transaction processing software modules and
(v) optional network monitoring and application development tools.

     The main attributes of the products' architecture include its internally distributed client/server processing structure and function specific processing via dedicated microprocessors. The major advantage of this approach is two fold: first, it allows for more effective system implementation by tailoring each function as required; second, it allows for incorporation of new technology in each function as it becomes available, which is beneficial since technology relating to different functions improves at different rates over time. The result of the architecture is a system that can be tailored for many configurations and adapted to newer technologies in telephony and transaction processing. By maintaining an unmodified operating system kernel and file system (for both UNIX or Window NT environments), the Company's system software delivers an open and scalable client/server implementation which can be easily migrated to new UNIX or Win NT versions and provides cross-platform support for operating in a mixed operating system configuration. The architecture has been designed to provide a systems platform that supports capacity growth and technological evolution with modular upgrades.

     The products, like those of several other competitors (such as Lucent Technologies, formerly part of AT&T, IBM and InterVoice-Brite Inc.,), utilize internally developed telephony interfaces and speech processing modules. Many other competitors rely on telephony interface and other modules purchased from third party component suppliers (such as Dialogic Corporation or Natural Microsystems, Inc.). The Company believes that designing its own telephone and speech processing modules gives it an advantage in evolving and upgrading its systems in a logical and compatible manner, thus preserving the customer's investment in the system over a longer period of time.

     Products

     The Company develops and sells systems and software application products for Computer Telephony Integration (CTI) and Telecom Enhanced Network services.

     The Company's products include a family of scalable call transaction processing systems, called the VPS Series, which can be configured for small (8-24 ports), mid-size (25 to 120 ports), or large scale installations, including a network of multiple systems to handle thousands of telephone ports. In addition, the Company develops and sells software application products and application development tools that provide customers with various administrative, systems management and application development capabilities for their systems.

     The Company's VPS Series products offer a wide range of telephone interface and data connectivity options. The telephone interface options supported by the system include standard digital (including ISDN or DPNSS support for countries including the United States, Canada, UK, and Germany) and analog connections to public switched networks and to a variety of PBX/ACD systems from vendors including Lucent Technologies, Northern Telecom, Rolm/Siemens, Rockwell, Aspect, NEC, Fujitsu, Hitachi, Ericsson and Alcatel. The data connectivity options supported by the system include interfaces for mainframe-based legacy systems as well as LAN or WAN-based systems. These interfaces can support a variety of databases and Application Programming Interfaces ("APIs").

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

     Depending on system configuration, optional features and application programming, prices for the Company's systems can range from less than $1,000 per port to more than $4,000 per port, and individual systems can be purchased for as little as $18,000 to more than $1 million.

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

     Large Vocabulary Recognition (LVR) Services. This option offers recognition of hundreds to thousands of spoken words along with standard touch-tone input. In addition, recognition results can be combined with natural language processing to allow a very simple and intuitive caller interface for a wide range of automated interactive services.

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

     PeriWeb. A software option that permits Periphonics' systems to support a user's web browser in order to accomplish World Wide Web-based transactions; instead of a voice response, the interaction is provided via a dynamic visual hypertext display.

     Periphonics also develops, markets and supports optional system management and application software development tools including:

     PeriView.   A  network   management   system  that   facilitates   control,
administration and monitoring of multiple VPS/is systems from designated common points in the network.

     PeriProducer.   An  icon-based   visual  software   development  tool  that
application developers can utilize to construct full-function production applications for VPS Series systems without the need for API level programming experience or the use of conventional computer languages.

     PeriStudio. A tool that allows users to create, manage, and edit vocabulary elements for VPS Series systems. PeriStudio employs a graphical user interface with point-and-click operation. PeriStudio also supports file interchange with Microsoft Windows, Apple and Sun Microsystems speech file formats.

     Periphonics also develops, markets and supports CTI Products including:

     CallSPONSOR(R) A CTI server product that integrates one or more PBX/ACD systems, IVR systems and desktop applications to enable a more productive environment for call center agents. CallSPONSOR(R) provides call/data tracking and delivery of simultaneous voice and data ("screen pop") to the agent desktops.

     CallView. A CTI desktop client software product that interfaces with CallSPONSOR(R) and enables integration with other desktop applications to provide seamless call transfers and software based control of PBX/ACD telephone functions.

     Periphonics also develops, markets and supports products for Telecom Enhanced Network Services including:

     Periphonics Calling Card Platform ("PCCP"). This application software product includes a replicated relational database and a wide range of configuration options that are activated through easily set parameters. It is scalable over a wide range of sizes - from sizes suitable for small countries as well as large countries.

     Common Channel Signaling Service ("CCSS"). This option allows a cluster of systems to interface to a switching network via SS7 or C7 signaling protocol. These protocols are used by network service providers to connect enhanced service equipment with more flexibility. The CCSS includes a highly available and scalable configuration with redundant servers.



     Product Development

     Recent product development efforts have resulted in the introduction of new speech recognition features, new CTI features to increase agent productivity, Periphonics Calling Card Platform and Common Channel Signaling applications and support for Microsoft Windows NT operating system for VPS systems . The Company's present product development activities include integration of new features for speech recognition and other voice processing functions; development of additional graphical application development and management tools; interfaces to additional computer and telephone systems; development of programmable switching systems with least cost routing options; additional application software products; and cost reducing design enhancements.

     The Company's research and development ("R&D") management is customer oriented and regularly interacts with its major customers. The Company monitors applicable industry technology developments, including proposals for new standards from industry groups (such as ECTF and TAPI) as part of its product development efforts to provide state-of-the-art systems and related features.

     During fiscal 1997, 1998 and 1999, the Company spent $10.7 million, $15.1 million and $18.3 million, respectively, on R&D. The Company anticipates that R&D expenditures will continue to represent a significant expense to the Company on an ongoing basis.

     Customer Application Programming Services

     Implementing an IVR, LVR or CTI project usually requires the creation of a script, recording and digitizing the appropriate words and phrases, creating desktop interface software for screen pop and writing application software for the system that links the script and the telephone network interface and provides access to the appropriate database information. Periphonics has established customer project implementation groups that provides customer-specific programming and project management services for turnkey projects based in the United States (Bohemia, New York, and Pleasanton, California), Mexico, the United Kingdom, Germany and Singapore.

     The Company licenses its application software development tools to those customers who prefer to carry out this implementation work themselves, and provides software support, detailed documentation, and a comprehensive hands-on training program to such customers.

     Support Services and Maintenance

     The Company has established its own call-center facility located in Bohemia, New York, to provide 24-hour direct support to its customers. The Company's technical support specialists can access a customer's system via dial-up modem access and utilize various remote diagnostic and trace functions which are built into the Company's systems. In addition, the technical support staff also assists the Company's field service staff in resolving installation and maintenance issues relating to the Company's products. Field service staff are based at many locations around the United States, Canada, Mexico, the United Kingdom, Germany, Singapore and Hong Kong. Technical support specialists are based in the United States (Bohemia, New York and Pleasanton, California), Mexico, the United Kingdom, Germany, Singapore and Hong Kong.

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

     Sales and Marketing

     The Company's sales, marketing and pre-sales technical support personnel are located in 18 cities in the United States and in Canada, the United Kingdom, Germany, Hong Kong, Korea, Mexico and Singapore. The Company also has agreements with VARs who purchase the Company's systems for integration into larger systems as well as with marketing alliance partners, local distributors, and independent sales representatives in a number of overseas markets.

     The Company's marketing and sales efforts also utilize direct mail, seminars, participation in numerous trade shows, an active telemarketing program, and trade publication advertising.

     The following table illustrates the respective amounts of the Company's total revenue contributed by U.S. and international based customers:

                                                          For Fiscal Year Ending May 31
                                                          -----------------------------
                                                             (dollars in thousands)
                                        1997                           1998                         1999
                              ---------------------          ----------------------        -----------------------
U.S. customers                $  74,864       67.3%          $  78,964        67.3%        $  91,599         64.4%
International customers       $  36,380       32.7%          $  38,335        32.7%        $  50,658         35.6%
                               --------      ------           --------       ------         --------        ------
Total revenues                $ 111,244      100.0%          $ 117,229       100.0%        $ 142,257        100.0%
--------------                 ========      ======           =-======       ======         ========        ======

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

     Risk Factors

     Variability of Quarterly Results; Limited Backlog

     The Company's quarterly operating results have fluctuated and may continue to fluctuate as a result of a variety of factors, including the length of the sales cycle, the timing of orders from and shipments to customers, delays in development and customer acceptance of software applications, product development expenses, new product introductions or announcements by the Company or its competitors, levels of market acceptance for new products and the hiring and training of additional staff as well as general economic conditions.
Historically, the size and timing of the Company's revenue transactions, including international revenues, have varied substantially from quarter to quarter with a substantial percentage of orders and deliveries occurring in the final weeks of a quarter. The Company expects such variations may continue in future periods. The Company is typically able to deliver systems within 60 days of receipt of the order and, therefore, does not customarily have a significant long-term backlog. However, due to strong order bookings during the fourth quarter of fiscal 1999, the Company's backlog increased significantly entering fiscal 2000. Because a significant portion of the Company's overhead is fixed in the short-term, the Company's results of operations have been and may continue to be materially adversely affected if revenues fall below the Company's expectations. Generally, the Company's inventory of computer hardware is determined  by the  Company's  forecasts  of sales  during  future  periods.  If management's forecasts of product sales and product mix prove to be substantially inaccurate, the Company may not have the necessary inventory available to deliver systems in a timely manner which may have a material adverse effect on the Company's results of operations during such period.

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

     In addition, many suppliers of voice mail systems and telecommunications systems have added IVR, CTI and Telecom enhanced service capabilities to some of their product offerings and offer such systems as a component or add-on of an overall sale of a voice mail system or a telecommunications switch. As internet-based systems are enhanced for transaction processing applications, they may provide an alternative means of allowing customers to interact with computer-based information, thereby reducing the need for IVR and other forms of telephone based transactions systems. Although the Company believes it has certain marketing, technical and other advantages over many of its competitors, maintaining such advantages will require continued investment by the Company in product innovation and development, as well as in sales, marketing and customer support. There can be no assurance that the Company will be successful in such efforts. If the Company is unable to maintain such advantages, it may have a material adverse effect on the Company's results of operations.

     Periphonics' principal competitors in the U.S. include Aspect Communications, Inc., InterVoice-Brite Inc., Edify, Inc., Genesys Telecommunications Laboratories, Inc., and Syntellect, Inc., whose businesses are substantially focused on sales of interactive call processing systems, and large, diversified companies such as Lucent Technologies, Geotel/CISCO, and IBM for whom such systems are a small portion of their overall business. In certain specific vertical markets, such as higher education or employee-benefit information systems, the Company faces specialized competition from one or two smaller companies.

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

     System revenues to customers outside the U.S. accounted for approximately 37%, 38%, and 41% of the Company's system revenues in the fiscal years ended May 31, 1997, 1998 and 1999, respectively. System revenues to customers outside the United States, as a percentage of the Company's overall revenues, may fluctuate on a quarterly basis, and the percentage of such revenues in a particular quarter are not indicative of the percentage of international revenues at the end of the fiscal year.

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

     Limited Protection of Proprietary Technology

     The Company's success is heavily dependent upon its proprietary software technology. The Company has no patents; it relies on a combination of copyright and trade secret laws, employee and third-party non-disclosure agreements, and license agreements to protect its proprietary software technology. Nonetheless, there can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of such rights or that other parties will not independently develop functionally equivalent or superior software technology. The Company from time to time receives correspondence alleging that its products may infringe patents held by other parties (refer to Item 3., Legal Proceedings). The Company believes that its products and other proprietary rights do not infringe the proprietary rights of other parties. There can be no assurance, however, that other parties will not assert infringement claims against the Company or that any such claims will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. There also can be no assurance that the Company will be able to obtain licenses to disputed technology or that such licenses, if available, would be available on commercially reasonable terms. The Company is aware that certain segments of the voice processing industry, particularly voice mail/voice messaging systems, are affected by active and costly litigation. There can be no assurance that as the Company's interactive transaction processing systems evolve and provide features which extend their uses and capabilities, possibly to include certain voice mail/voice messaging and/or additional internet-related features, the Company will not become involved in, or otherwise be affected by, litigation which may or may not be meritorious.

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

     Potential Volatility of Stock Price

     The market price of the shares of the Company's Common Stock may be highly volatile. Factors such as fluctuations in the Company's quarterly operating results, announcements of technological innovations or new commercial products by the Company or its competitors, and conditions in the markets in which the Company and its customers compete may have a significant effect on the market price and marketability of the Common Stock. Prices for many technology company stocks, including the Common Stock, may fluctuate widely as a result of the factors cited above or for reasons that are not directly related to the operating performance of such companies, including general fluctuations in stock prices and changes in earnings estimates or recommendations by securities analysts. Refer to item 5 "Market for Common Equity and Related Stockholder Matters", on page 13.


     Employees

     As of May 31, 1999, Periphonics had 901 employees. Approximately 148 employees are located outside the U.S. None of the Company's employees is covered by collective bargaining agreements. The Company considers relations with its employees in general to be excellent.


     Year 2000

    The Year 2000 (Y2K) issue exists because many computer systems and applications have used two-digit date fields to designate a year. As the century date change occurs, date sensitive systems (if they have not been appropriately modified) may not be able to recognize the year 2000 or may do so incorrectly as the year 1900. This inability to recognize or properly interpret the year 2000 may result in the incorrect processing of financial and operational information. This issue is discussed below in regard to both the Company's products, the Company's administrative/internal systems and the possible impact on the timing of sales of the Company's systems.

     The Company is in the final stages of a program to inspect, upgrade where necessary, and verify its internal information systems to address any Y2K compliance issues. This program includes a focus on internal policies, methods and tools, as well as coordination with customers and suppliers. The Company has completed substantially all upgrades to its mission critical information systems to achieve Y2K compliance. The Company is continuing and will continue to further test its internal information systems for Y2K compliance and expects to continue to conduct such tests through October 1999. Because most of the expenses associated with the Company's Y2K compliance upgrade program have been made and will be incurred in the ordinary course of business, the Company does not anticipate that such expenses will have a material impact on the Company's financial condition.

     As a result of the program to upgrade mission critical internal information systems to Y2K compliance, the Company believes that said systems are already or will be Y2K compliant prior to the year 2000. The Company cannot be completely certain that it has identified and will resolve all Y2K compliance issues with its internal information systems in a timely manner, in which case the expenses associated with such efforts could become significant, or that such issues will not have a material adverse effect on the Company's business, operating results and financial condition.

     The Company has made a thorough analysis and test of its products and believes that its current products are Year 2000 compliant. The Company's assessment of its current products is partially dependent upon the accuracy of representations concerning Year 2000 compliance made by suppliers, such as Sun and Microsoft, among others. Many of the Company's customers are, however, using earlier versions of the Company's products, which may not be Year 2000 compliant. The Company has implemented programs to proactively notify such customers of the risks associated with using these products and to actively encourage such customers to upgrade to the Company's current products and perform applications audits.

     The Company's products are generally integrated within a customer's enterprise system, which usually involves products and systems developed by other vendors. A customer may mistakenly believe that Year 2000 compliance problems with its enterprise system are attributable to products provided by the Company. The Company may, in the future, be subject to claims based on Year 2000 compliance issues related to a customer's enterprise system or other products provided by third parties, custom modifications to the Company's products made by third parties, or issues arising from the integration of the Company's products with other products. The Company has not been involved in any proceeding involving its products or services in connections with Year 2000 compliance, however, there is no assurance that the Company will not, in the future, be required to defend its products or services in such proceedings against claims of Year 2000 compliance issues, and any resulting liability of the Company for damages could have a material adverse effect on the Company's business, operating results and financial condition.

     Through discussions with current and potential customers, the Company has determined that Y2K readiness issues for these companies may influence the timing of purchase decisions and deployment schedules. Concerns over Y2K readiness may cause some customers to accelerate the purchase of new, Y2K compliant systems or upgrades to existing systems to ensure that they have Y2K compliant systems in place prior to year 2000. Conversely, some customers may delay purchase decisions and/or deployment schedules due to the diversion of resources (people and/or budget) to Y2K upgrade projects unrelated to the Company's products. Similarly, some customers may delay purchase decisions and or deployment schedules due to the need to stabilize their internal operations and reduce the risk of introducing new systems immediately prior to the year 2000 conversion occurring during the typical peak business period of the calendar fourth quarter. If Y2K concerns result in a net reduction in customer orders and/or delays in deployments, the Company's revenues for the period of a few months before and after January 1, 2000 could be reduced thereby having a material adverse effect on the Company's financial results.


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

     Item 2. Properties

The Company's corporate headquarters and manufacturing facility is located in Bohemia, New York. This facility consists of a Company-owned 65,000 square-foot building located on a 3.9 acre site and 108,000 square feet leased in two nearby buildings. The headquarters contain the Company's manufacturing, sales and marketing, and administration departments, as well as a professional-quality recording studio. The Company also owns approximately 3.4 acres of vacant land for future development adjacent to its headquarters. The Company believes that suitable additional space will be available in the area as needed in the future on commercially reasonable terms.

     In addition, the Company has leased offices for professional services and technical support staff in Pleasanton, CA (11,000 sq. ft) and in Laurence Harbor, NJ (8,700 sq. ft).

     The  Company  has  leased  regional  sales  and/or  maintenance  offices in
Atlanta, Charlotte, Chicago, Dallas, Denver, Grand Rapids, Los Angeles, Minneapolis, Ontario, Phoenix, Providence, San Francisco, Seattle, Tampa, Toronto and Washington D.C.

     The Company's European headquarters in Camberley, U.K. is housed in a 21,000 square-foot leased space in three adjacent buildings. The Company also leases a maintenance support office of approximately 1,500 square feet near Manchester, England. Sales, professional services and technical support staff operates out of leased offices in Germany, Hong Kong, Korea, Mexico and Singapore.


     Item 3. Legal Proceedings

     On July 7, 1998 Lucent Technologies, Inc. filled a patent infringement action in the United States District Court for the District of Delaware alleging that Periphonics infringed some nine patents of Lucent Technologies, Inc. The Company believes the claims contained in the lawsuit are without merit and, in an answer filed on September 24, 1998, denied the substantive elements of Lucent's lawsuit and set forth affirmative defenses and made counterclaims against Lucent. There can be no assurance as to the outcome of this legal action. The Company is involved in certain other legal matters in the normal course of business. The Company's management does not believe that resolution of these other matters will have a material adverse effect on the Company's consolidated financial statements.


     Item 4. Submission of Matters to a Vote of Security Holders

     None

                                     PART II

     Item 5. Market for Common Equity and Related Stockholder Matters

     (a) The Company's Common Stock, par value $.01 per share (the "Common Stock"), trades on the NASDAQ Stock Market under the symbol PERI. The following table sets forth for each period indicated the high and low closing prices for the Common Stock for the Company's fiscal quarters during fiscal 1997, 1998 and 1999, as reported by NASDAQ:


                                                                                 Sales Price
                                                                                 -----------
                       Fiscal 1997                                    High                         Low
                       -----------                                    ----                         ---
Quarter Ended August 31, 1996                                           20 1/8                      12 7/8
Quarter Ended November 30, 1996                                         21                          17 1/4
Quarter Ended February 28, 1997                                         34 3/4                      11 1/4
Quarter Ended May 31, 1997                                              19 1/2                      11


                       Fiscal 1998
                       -----------
Quarter Ended August 31, 1997                                           22 1/4                      12 3/4
Quarter Ended November 30, 1997                                         14 1/2                       8 5/8
Quarter Ended February 28, 1998                                         12 3/4                       7 13/16
Quarter Ended May 31, 1998                                              14 1/8                       9 5/16


                       Fiscal 1999
                       -----------
Quarter Ended August 31, 1998                                          12 9/16                       5 1/8
Quarter Ended November 30, 1998                                        11 1/2                        4 7/8
Quarter Ended February 28, 1999                                        14 7/16                      10 1/8
Quarter Ended May 31, 1999                                             11 7/16                       6 5/16


     The foregoing over-the-counter market quotations represent inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

     Prices for the shares have been adjusted to reflect a two for one split of the Company's Common Stock effected as a stock dividend paid on October 31, 1996.

     (b) The number of recordholders of the Common Stock as of August 27, 1999 is approximately 506. The Company believes that there are a substantially greater number of beneficial owners of shares of its Common Stock.

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

     Item 6. Selected Financial Data

     The following selected consolidated financial data as of and for each of the five fiscal years in the period ended May 31, 1999 has been derived from the consolidated financial statements of the Company, which have been audited by Deloitte & Touche LLP, independent auditors, whose report as of May 31, 1999 and 1998, and for each of the three years in the period ended May 31, 1999 is included elsewhere herein. The selected consolidated financial data should be read in conjunction with and is qualified in its entirety by the Company's consolidated financial statements, related notes and other financial information included elsewhere herein.


                                                                    Fiscal Year Ended May 31,
                                                       -----------------------------------------------------
                                                            (in thousands except share and per share data)

                                                           1999       1998      1997       1996    1995 (1)
                                                           ----       ----      ----       ----    ----
System revenues..................................      $107,364    $87,618    $86,144    $71,800    $51,747
Maintenance revenues.............................        34,893     29,681     25,100     17,003     13,030
                                                         ------     ------     ------     ------     ------
Total revenues...................................       142,257    117,299    111,244     88,803     64,777
                                                        -------    -------    -------     ------     ------
Cost of system revenues..........................        51,646     43,437     38,858     32,798     23,686
Cost of maintenance revenues.....................        18,212     16,988     14,924     10,956      8,387
                                                         ------     ------     ------     ------     ------
Total cost of revenues...........................        69,858     60,425     53,782     43,754     32,073
                                                         ------     ------     ------     ------     ------
Gross profit.....................................        72,399     56,874     57,462     45,049     32,704
                                                         ------     ------     ------     ------     ------
Selling, general and  administrative.............        41,650     36,111     27,737     22,587     18,749
Research and development.........................        18,303     15,068     10,698      7,933      5,831
Non-recurring, noncash compensation charge (1)...        -          -           -          -          1,250
                                                         ------     ------     ------     ------     ------
  Total operating expenses.......................        59,953     51,179     38,435     30,520     25,830
                                                         ------     ------     ------     ------     ------
Earnings from operations.........................        12,446      5,695     19,027     14,529      6,874
                                                         ------     ------     ------     ------     ------
Interest expense.................................        -          -          -          -            (992)
Interest and other income........................         1,182      1,272      1,242        885        170
Foreign exchange gain (loss).....................          (332)      (547)       (49)      (345)        88
                                                         ------     ------     ------     ------     ------
  Total other expenses...........................           850        725      1,193        540       (734)
                                                         ------     ------     ------     ------     ------
Earnings before provision for income taxes .....         13,296      6,420     20,220     15,069      6,140
Provision for income taxes.......................         4,388      1,990      7,583      5,854      2,956
                                                         ------     ------     ------     ------     ------
Net earnings.....................................       $ 8,908     $4,430    $12,637    $ 9,215    $ 3,184
                                                         ======      =====     ======     ======     ======
Per share data: (2)
 Basic earnings..................................       $  0.66    $  0.32  $    0.93   $   0.71   $   0.39
                                                         ======     ======   ========    ========   =======
 Diluted earnings................................       $  0.65    $  0.32  $    0.90   $   0.70   $   0.33
                                                         ======     ======   ========    =======    =======
Weighted average shares:
 Basic...........................................        13,443     13,765     13,641     12,890      8,270
                                                         ======     ======     ======     ======      =====
 Diluted.........................................        13,690     13,947     14,020     13,258      9,778
                                                         ======     ======     ======     ======      =====
Balance Sheet Data:
Working capital...................................       $60,781   $58,083    $55,200    $48,476    $27,550
Total assets......................................       113,047   100,607     93,583     75,103     47,722
Redeemable cumulative convertible preferred stock
  issued by subsidiary ...........................       -         -           -          -           1,215
Common stockholders' equity.......................       81,210     77,860     72,208     58,781     33,576


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

(2) In the third quarter of the fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic income per share is determined using the weighted average number of shares of common stock outstanding during each period. Diluted income per share further assumes the issuance of common shares for all diluted securities including stock options.

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

     Management's Discussion and Analysis

     Overview

     The Company develops, markets and supports products and professional services for Computer Telephony Integration ("CTI") and for Telecom Enhanced Network Services using technologies such as interactive voice response ("IVR"), advanced speech processing with Large Vocabulary Recognition (LVR), natural language processing and text-to-speech conversion as well as interactive processing via web browsers, messaging and fax. The Company's products and services automate call transaction processing, increase call-center agent productivity, reduce operating costs and often can create new revenue streams for its customers.

     Historically, the size and timing of the Company's revenue transactions have varied substantially from quarter to quarter, and the Company expects such variations may continue into the future. Because a significant portion of the Company's overhead is fixed in the short-term, the Company's results of operations may be adversely affected if revenues fall below the Company's expectations. The Company is typically able to deliver a system within 60 days of receipt of the order and, therefore, does not customarily have a significant long-term backlog. However, due to strong order bookings during the fourth quarter of fiscal 1999, the company's backlog increased significantly entering fiscal 2000.

     Results of Operations

     The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of earnings, expressed as a percentage of total revenues, and the percentage change in the dollar amount of such items compared to the prior comparable period.

                                               Percentage of Total Revenues           Percentage Increase (Decrease)
                                                 Fiscal Year Ended May 31,            Fiscal 1998         Fiscal 1999
                                                                                      Over Fiscal         Over Fiscal
                                           1997            1998           1999           1997                 1998
Statement of Earnings Data:
System revenues                            77.4%           74.7%          75.5%          1.7%                22.5%
Maintenance revenues                       22.6            25.3           24.5          18.3                 17.6

                                          -----           -----          -----
   Total revenues                         100.0           100.0          100.0           5.4                 21.3
                                          -----           -----          -----
Cost of system revenues                    34.9            37.0           36.3           11.8                18.9
Cost of maintenance revenues               13.4            14.5           12.8           13.8                 7.2
                                          -----           -----          -----
  Total cost of revenues                   48.3            51.5           49.1           12.4                15.6
                                          -----           -----          -----
Gross profit                               51.7            48.5           50.9           (1.0)               27.3
Selling, general and administrative        24.9            30.8           29.3           30.0                15.3
Research and development                    9.6            12.8           12.9           40.8                21.5
                                          -----           -----          -----
Earnings from operations                   17.1             4.9            8.7          (70.1)              118.5
Other income (expense), net                 1.1             0.6            0.6          (39.2)               17.2
                                          -----           -----          -----
Earnings before provisions for
   income taxes                            18.2             5.5            9.3          (68.2)              107.1
Provision for income taxes                  6.8             1.7            3.1          (73.8)              120.5
                                          -----           -----          -----
 Net earnings                              11.4%            3.8%           6.3%        (64.9%)              101.1%
                                          -----           -----          -----

     Fiscal Years Ended May 31, 1999 and 1998

     Total Revenues. Total revenues for the fiscal year ended May 31, 1999 increased 21.3% to $142.3 million compared with $117.3 million in fiscal 1998. System revenues for the year increased 22.5% to $107.4 million compared with $87.6 million in fiscal 1998 primarily due to an increase in volume. System revenues of the company's newest products and features, including Large Vocabulary Speech Recognition (LVR), CallSPONSOR(R) call center CTI application suite, Periphonics Calling Card Platform (PCCP) and the PeriWeb internet interface feature, continued to grow substantially during 1999. These new products generated $24.4 million or 22.7% of total system revenues during the year, compared with $13.3 million or 15.2% of total system revenues in fiscal 1998. Maintenance revenues increased 17.6% to $34.9 million compared with $29.7 million in the prior fiscal year primarily due to the growth in the maintenance base.

     Domestic system revenues for fiscal 1999 increased 17.4% to $63.8 million compared with $54.4 million in fiscal 1998. Domestic maintenance revenues for fiscal 1999 increased 12.8% to $27.8 million compared with $24.6 million in fiscal 1998. International revenues for fiscal 1999 increased 32.1% to $50.7 million or 35.6% of total revenues compared with $38.3 million or 32.7% in fiscal 1998. Revenues from Europe, the Middle East and Africa increased 109.5% to $32.9 million offsetting lower revenues from the Pacific Rim and the Americas (excluding U.S.) which declined 36.7% to $7.9 million and 3.0% to $9.8 million, respectively, compared with the prior year.

     Gross Profit. The Company's gross profit for the year was $72.4 million or 50.9% of total revenues, compared with $56.9 million or 48.5% of total revenues in the prior year. Gross profit on system revenues increased by $11.5 million to $55.7 million or 51.9% of system revenues in fiscal 1999 from $44.2 million or 50.4% of system revenues in the prior year. Gross profit on maintenance revenues increased by $4.0 million to $16.7 million in fiscal 1999 or 47.8% of maintenance revenue from $12.7 million or 42.8% of maintenance revenue in the prior fiscal year.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for fiscal 1999 were $41.7 million or 29.3% of total revenues compared with $36.1 million or 30.8% of total revenues in the prior year. The increased expense level can be attributed primarily to costs associated with supporting an increased level of sales volume and an increase in legal costs due to the Lucent patent litigation.

     Research and Development Expenses. Research and development ("R&D") expenses, primarily for new products and features, increased 21.5% to $18.3 million or 12.9% of total revenues compared with $15.1 million or 12.8% of total revenues in fiscal 1998. The increase in the dollar amount of research and development expense reflects the continued expansion of the Company's R&D efforts to broaden the scope of its product offerings in order to address growth opportunities in the market place. The R&D staff increased to 179 from 171 between May 31, 1999 and 1998. R&D expenses are charged to operations as incurred, and no software development costs have been capitalized. The Company expects such expenditures to remain at approximately 12%-13% of total revenues, though they may fluctuate from quarter to quarter.

     Other Income (Expense). Other income was $0.9 million for fiscal 1999 compared with $0.7 million in fiscal 1998. Interest and other income was $1.2 million for fiscal 1999 compared with $1.3 million in fiscal 1998. Foreign exchange loss decreased to a loss of $0.3 million in fiscal 1999 compared with a loss of $0.5 million in the prior year.

     Income Taxes. Variations in the customary relationship between the provision for income taxes and the statutory income tax rate during the past two years primarily result from the utilization of research and development tax credits, state and local income taxes and exempt income of the Company's foreign sales corporation. The Company's effective income tax rates were 33.0% and 31.0% for fiscal 1999 and fiscal 1998, respectively.

     Foreign Operations. The Company's European subsidiary had an operating profit of $9.2 million during fiscal 1999 compared with an operating profit of $0.6 million during fiscal 1998 (see Note 11 of notes to consolidated financial statements). Transfers from the Company's North American operations to its European subsidiary are accounted for at cost, plus a reasonable profit. The cost of revenues for the Company's European subsidiary includes approximately $2.2 million and $0.8 million of intercompany gross profit earned by the Company's North American operations on system sales by the European subsidiary to third parties during both fiscal 1999 and fiscal 1998, respectively.


     Fiscal Years Ended May 31, 1998 and 1997

     Total Revenues. Total revenues for the fiscal year ended May 31, 1998 increased 5.4% to $117.3 million compared with $111.2 million in fiscal 1997. System revenues for the year increased 1.7% to $87.6 million compared with $86.1 million in fiscal 1997. System revenues of the company's newest products and features, including Large Vocabulary Speech Recognition (LVR), CallSPONSOR(R) call center CTI application suite, Periphonics Calling Card Platform (PCCP) and the PeriWeb internet interface feature, continued to grow substantially during 1998. These new products generated $13.3 million or 15% of total system revenues during the year, compared with $5.9 million or 7% of total system revenues in fiscal 1997. Maintenance revenues increased 18.3% to $29.7 million compared with $25.1 million in the prior fiscal year primarily due to the growth in the maintenance base.

     Domestic system revenues for fiscal 1998 remained relatively unchanged at $54.4 million compared with $54.6 million in fiscal 1997. Domestic maintenance revenues for fiscal 1998 increased 21.0% to $24.6 million compared with $20.3 million in fiscal 1997. International revenues for fiscal 1998 increased 5.4% to $38.3 million or 32.7% of total revenues compared with $36.4 million or 32.7% in fiscal 1997. Revenues from Europe, the Middle East and Africa increased 38.4% to $15.7 million despite lower revenues from the Pacific Rim and the Americas (excluding U.S.) which declined 8.4% to $12.5 million and 11.4% to $10.1 million, respectively, compared with the prior year.

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

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for fiscal 1998 were $36.1 million or 30.8% of total revenues compared with $27. 7 million or 24.9% of total revenues in the prior year. The increased expense level can be attributed primarily to the company's expansion of its sales and marketing efforts designed to increase its market penetration and market share on a global basis.

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

     Liquidity and Capital Resources

     The Company's principal cash requirement to date has been to fund working capital and capital expenditures in order to support the growth of revenues. Historically, the Company has primarily financed this requirement through cash flow from operations and bank borrowings and two Public Offerings of the Company's Common Stock in 1995, which resulted in an aggregate of $41.1 million of net proceeds to the Company. Cash flow from operations was $7.3 million, $7.2 million and $13.8 million in fiscal 1997, 1998 and 1999, respectively. The Company's investing activities included purchases of capital expenditures totaling $10.3 million, $7.7 million and $6.5 million during fiscal 1997, 1998 and 1999, respectively. Financing activities during fiscal 1999 included the repurchase of 856,800 shares of the Company's common stock at a cost of approximately $6.5 million, pursuant to authorization by its Board of Directors during fiscal 1999 to repurchase up to 1,300,000 shares.

     At May 31,  1999,  the  Company  had  working  capital  of  $60.8  million, including $27.6 million of cash and cash equivalents, and short-term investments. The Company expects its working capital needs to increase along with planned future revenue growth.

     The Company believes that its existing sources of working capital and borrowings available under its revolving line of credit will be sufficient to fund its operations and capital expenditures for at least 12 months. The Company does not currently have any material commitments for capital expenditures. The Company has a $15.0 million unsecured line of credit with a bank, which expires on November 30, 1999. As of May 31, 1999 the Company had no borrowings under this line of credit. Any borrowings under this line of credit will bear interest at the prime rate or LIBOR plus 125 basis points.

     At May 31, 1999, current assets increased by $11.8 million while current liabilities increased by $9.1 million as compared to May 31, 1998. Current assets increased principally as a result of increases in accounts receivable and inventories due to higher operating levels. Current liabilities increased primarily due to increased accrued expenses and other current liabilities.

     The average days' sales outstanding (calculated by dividing the net accounts receivable at the balance sheet date) were approximately 111 days, 107 days and 94 days at May 31, 1997, 1998 and 1999, respectively.


     Year 2000 Compliance

     The Year 2000 (Y2K) issue exists because many computer systems and applications have used two-digit date fields to designate a year. As the century date change occurs, date sensitive systems (if they have not been appropriately modified) may not be able to recognize the year 2000 or may do so incorrectly as the year 1900. This inability to recognize or properly interpret the year 2000 may result in the incorrect processing of financial and operational information. This issue is discussed below in regard to both the Company's products, the Company's administrative/internal systems and the possible impact on the timing of sales of the Company's systems.

     The Company is in the final stages of a program to inspect, upgrade where necessary, and verify its internal information systems to address any Y2K compliance issues. This program includes a focus on internal policies, methods and tools, as well as coordination with customers and suppliers. The Company has completed substantially all upgrades to its mission critical information systems to achieve Y2K compliance. The Company is continuing and will continue to further test its internal information systems for Y2K compliance and expects to continue to conduct such tests through October 1999. Because most of the expenses associated with the Company's Y2K compliance upgrade program have been made and will be incurred in the ordinary course of business, the Company does not anticipate that such expenses will have a material impact on the Company's financial condition.

     As a result of the program to upgrade mission critical internal information systems to Y2K compliance, the Company believes that said systems are already or will be Y2K compliant prior to the year 2000. The Company cannot be completely certain that it has identified and will resolve all Y2K compliance issues with its internal information systems in a timely manner, in which case the expenses associated with such efforts could become significant, or that such issues will not have a material adverse effect on the Company's business, operating results and financial condition.

     The Company has made a thorough analysis and test of its products and believes that its current products are Year 2000 compliant. The Company's assessment of its current products is partially dependent upon the accuracy of representations concerning Year 2000 compliance made by suppliers, such as Sun and Microsoft, among others. Many of the Company's customers are, however, using earlier versions of the Company's products, which may not be Year 2000 compliant. The Company has implemented programs to proactively notify such customers of the risks associated with using these products and to actively encourage such customers to upgrade to the Company's current products and perform applications audits.

     The Company's products are generally integrated within a customer's enterprise system, which usually involves products and systems developed by other vendors. A customer may mistakenly believe that Year 2000 compliance problems with its enterprise system are attributable to products provided by the Company. The Company may, in the future, be subject to claims based on Year 2000 compliance issues related to a customer's enterprise system or other products provided by third parties, custom modifications to the Company's products made by third parties, or issues arising from the integration of the Company's products with other products. The Company has not been involved in any proceeding involving its products or services in connections with Year 2000 compliance, however, there is no assurance that the Company will not, in the future, be required to defend its products or services in such proceedings against claims of Year 2000 compliance issues, and any resulting liability of the Company for damages could have a material adverse effect on the Company's business, operating results and financial condition.

     Through discussions with current and potential customers, the Company has determined that Y2K readiness issues for these companies may influence the timing of purchase decisions and deployment schedules. Concerns over Y2K readiness may cause some customers to accelerate the purchase of new, Y2K compliant systems or upgrades to existing systems to ensure that they have Y2K compliant systems in place prior to year 2000. Conversely, some customers may delay purchase decisions and/or deployment schedules due to the diversion of resources (people and/or budget) to Y2K upgrade projects unrelated to the Company's products. Similarly, some customers may delay purchase decisions and or deployment schedules due to the need to stabilize their internal operations and reduce the risk of introducing new systems immediately prior to the year 2000 conversion occurring during the typical peak business period of the calendar fourth quarter. If Y2K concerns result in a net reduction in customer orders and/or delays in deployments, the Company's revenues for the period of a few months before and after January 1, 2000 could be reduced thereby having a material adverse effect on the Company's financial results.


     Recent Financial Accounting Standards Board Statements

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). Each of these statements required additional disclosure in the Company's consolidated financial statements. SFAS 130 had no effect on the Company's financial statements as the Company had no components of comprehensive income. SFAS 131 did not have a material effect on the Company's consolidated financial position or results of operations.

     Effective June 1, 1998 and December 15, 1998, respectively, the Company adopted Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2") and Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). The implementation of these pronouncements did not have a material effect on the Company's financial statements. However, detailed implementation guidelines for this standard have not yet been issued. Once issued, such detailed guidance could lead to unanticipated changes in the Company's current revenue accounting practices and material adverse changes in the Company's reported revenues and earnings. In the event implementation guidance is contrary to the Company's revenue accounting practices, the Company believes it may be possible to change its current business practices to comply with this guidance and avoid any material adverse effect on reported revenues and earnings. However, there can be no assurance this will be the case.

     Recent pronouncements of the Financial Accounting Standards Board ("FASB") which are not required to be adopted at this date include, Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging
Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133" ("SFAS 137"). SFAS 137 is effective for fiscal years beginning after June 15, 2000. Based upon current data the adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.


     Inflation

     In the opinion of management, inflation has not had a material effect on the operations of the Company.


     Forward Looking Statements

     The litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. The Annual Report contains forward-looking statements that reflect the Company's current news with respect to future events and financial performance, including, without limitation, statements containing the words "believes," "anticipates," "expects," "intends," "should," "seeks to" and similar words. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


     Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company's current Credit Agreement provides for borrowings which bear interest at the prime rate or LIBOR plus 125 basis points. The Company had no borrowings outstanding under their line of credit at the end of fiscal 1999. The Company currently believes that the effect, if any, of changes in interest rates on the Company's financial position, results of operations, and cash flows would not be material.

     The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. The Company does not currently engage in international currency hedging transactions to mitigate its foreign currency exposure. Included in the foreign exchange gain (loss) are unrealized foreign exchange gains and losses resulting from the currency remeasurement of the financial statements (primarily inventories, accounts receivable and intercompany debt) of the foreign subsidiaries of the Company into U.S. dollars. To the extent the Company is unable to match revenue received in foreign currencies with expenses paid in the same currency, it is exposed to possible losses on international currency transactions. A 5% hypothetical strengthening or weakening of the U.S. dollar against those foreign currencies could have had approximately a $0.7 million impact on the net pre-tax operations of the Company.



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

     Item 14. Exhibits, Financial Statement Schedule and reports on Form 8-K

(a)(1)   CONSOLIDATED FINANCIAL STATEMENTS                                                          PAGE(S)

Index to Consolidated Financial Statements..........................................................F-1

Independent Auditors' Report........................................................................F-2


Consolidated Balance Sheets as of May 31, 1999 and 1998.............................................F-3


Consolidated Statements of Earnings for the years ended
  May 31, 1999, 1998 and 1997.......................................................................F-4


Consolidated Statements of Stockholders' Equity for the years ended May 31, 1999, 1998 and 1997.................................................................F-5


Consolidated Statements of Cash Flows for the years ended
  May 31, 1999, 1998 and 1997.......................................................................F-6


Notes to Consolidated Financial Statements....................................................F-7 - F-17


(a)(2)  FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts.....................................................S-1

     (a)(3) EXHIBITS

     23   Consent of Deloitte & Touche LLP
     27   Financial Data Schedule


     (b)(1) REPORTS ON FORM 8-K

     The Registrant did not file any reports on Form 8-K during the last quarter of its fiscal year ended May 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PERIPHONICS CORPORATION
                                              Registrant

                                     By:/s/ Peter J. Cohen
                                        ------------------
                                        Peter J. Cohen, President

Dated:  August 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                                        Title                                  Date

 /s/ Peter J. Cohen                    Chairman of the Board, President and Chief               August 30, 1999
-------------------                    Executive Officer (Principal Operating Officer)
Peter J. Cohen

/s/ Richard A. Daniels                 Senior Vice President, Treasurer and Director            August 30, 1999
----------------------
Richard A. Daniels

/s/ Kevin J. O'Brien                   Chief Financial Officer, Vice President-Finance          August 30, 1999
--------------------                   and Administration (Principal Accounting and
Kevin J. O'Brien                       Financial Officer), Secretary and Director

 /s/ Jayandra Patel                    Sr. Vice President-Product Development, Assistant        August 30, 1998
-------------------                    Treasurer and Director
Jayandra Patel

/s/ Edward H. Blum                     Director                                                 August 30, 1999
------------------
Edward H. Blum

/s/ Peter Breitstone                   Director                                                 August 30, 1999
--------------------
Peter Breitstone

PERIPHONICS CORPORATION AND SUBSIDIARIES

INDEX TO consolidated FINANCIAL STATEMENTS


                                                                                                         Page
                                                                                                         ----

Independent Auditors' Report                                                                               F-2

Consolidated Balance Sheets as of May 31, 1999 and 1998                                                    F-3

Consolidated Statements of Earnings for the years
  ended May 31, 1999, 1998 and 1997                                                                        F-4

Consolidated Statements of Stockholders' Equity for
  the years ended May 31, 1999, 1998 and 1997                                                              F-5

Consolidated Statements of Cash Flows for the years
  ended May 31, 1999, 1998 and 1997                                                                        F-6

Notes to Consolidated Financial Statements                                                             F-7 - F-18


Schedule II - Valuation and Qualifying Accounts                                                            S-1


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Periphonics Corporation
Bohemia, New York

     We have audited the accompanying consolidated balance sheets of Periphonics Corporation and subsidiaries as of May 31, l999 and 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1999. Our audits also included the financial statement schedule listed in the Index at item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Periphonics Corporation and subsidiaries as of May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Jericho, New York
July 8, 1999

PERIPHONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)


                                                                                              May 31,
ASSETS                                                                               1999                 1998
------                                                                            ----------           ----------
CURRENT ASSETS:
   Cash and cash equivalents                                                       $26,564             $14,810
   Short-term investments                                                            1,000              11,033
   Accounts receivable, less allowance for doubtful accounts
     of $1,783 and $1,266, respectively (Note 3)                                    45,187              37,721
   Inventories (Note 4)                                                             16,078              14,066
   Deferred income taxes (Note 8)                                                    1,852               1,687
   Prepaid expenses and other current assets                                         1,833               1,367
                                                                                  --------             -------
                  Total Current Assets                                              92,514              80,684

PROPERTY, PLANT AND EQUIPMENT, net
   (Note 5)                                                                         20,072              19,498

OTHER ASSETS                                                                           461                 425
                                                                                  --------             -------

                                                                                  $113,047            $100,607
                                                                                  ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                               $  8,250           $   8,273
   Accrued expenses and other current liabilities (Note 6)                          23,483              14,328
                                                                                  --------           ---------
                  Total Current Liabilities                                         31,733              22,601

DEFERRED INCOME TAXES (Note 8)                                                         104                 146
                                                                                  --------           ---------
                                                                                    31,837              22,747
                                                                                  --------           ---------

COMMITMENTS AND CONTINGENCIES
   (Notes 7 and 10)

STOCKHOLDERS' EQUITY (Notes 9 and 10):
   Preferred stock, par value $.01 per share, 1,000,000
     shares authorized, none issued                                                     -                   -
   Common stock, par value $.0l per share, 30,000,000
     shares authorized, 13,999,190 issued and 13,142,390
     shares outstanding as of  May 31, 1999; 13,843,305
     shares issued and outstanding as of May 31, 1998                                  140                 138
   Additional paid-in capital                                                       44,718              43,780
   Retained earnings                                                                42,850              33,942
                                                                                  --------           ---------
                                                                                    87,708              77,860
   Treasury stock at cost, 856,800 shares                                           (6,498)                 -
                                                                                  --------           ---------
                                                                                    81,210              77,860
                                                                                  --------           ---------

                                                                                  $113,047           $ 100,607
                                                                                  ========           =========

See notes to consolidated financial statements.

PERIPHONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands)


                                                                                   Year Ended May 31,
                                                                           1999          l998          1997
                                                                        -------------------------------------
System revenues                                                         $ 107,364     $  87,618     $  86,144
Maintenance revenues                                                       34,893        29,681        25,100
                                                                        ---------     ---------     ---------
     Total revenues                                                       142,257       117,299       111,244
                                                                        ---------     ---------     ---------

Cost of system revenues                                                    51,646        43,437        38,858
Cost of maintenance revenues                                               18,212        16,988        14,924
                                                                        ---------     ---------     ---------
     Cost of revenues                                                      69,858        60,425        53,782
                                                                        ---------     ---------     ---------

Gross profit                                                               72,399        56,874        57,462
                                                                        ---------     ---------     ---------

Operating expenses:
  Selling, general and administrative                                      41,650        36,111        27,737
  Research and development                                                 18,303        15,068        10,698
                                                                        ---------     ---------     ---------

                                                                           59,953        51,179        38,435
                                                                        ---------     ---------     ---------

Earnings from operations                                                   12,446         5,695        19,027
                                                                        ---------     ---------     ---------

Other income (expense):
  Interest and other income                                                 1,182         1,272         1,242
  Foreign exchange loss                                                      (332)         (547)          (49)
                                                                        ---------     ---------     ---------
                                                                              850           725         1,193
                                                                        ---------     ---------     ---------
Earnings before provision for income taxes                                 13,296         6,420        20,220

Provision for income taxes (Note 8)                                         4,388         1,990         7,583
                                                                        ---------     ---------     ---------

Net earnings                                                            $   8,908     $   4,430     $  12,637
                                                                        =========     =========     =========

Per share data (Note 12):
  Basic earnings                                                        $    0.66     $    0.32     $    0.93
                                                                        =========      ========     =========

  Diluted earnings                                                      $    0.65     $    0.32     $    0.90
                                                                        =========      ========     =========


Weighted average shares (Note 12):
  Basic                                                                    13,443        13,765        13,641
                                                                        =========     =========     =========

  Diluted                                                                  13,690        13,947        14,020
                                                                        =========     =========     =========

See notes to consolidated financial statements.

PERIPHONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)


                                                                     Additional                                 Total
                                              Common Stock            Paid-In     Treasury     Retained      Stockholders'
                                          Shares        Amount        Capital      Stock       Earnings         Equity
                                          ------        ------        -------      -----       --------         ------
BALANCE, June 1, 1996                    13,598,164       $136        $41,770     $ -          $ 16,875      $  58,781

Net earnings                                  -             -           -           -            12,637         12,637

Exercise of stock options and
  stock issued under employee
  stock purchase plan (Note 9)               95,594          1            622       -             -                623

Tax benefit relating to
  employee stock options                      -             -             167       -             -                167
                                       ------------       ----        -------     -------      --------      ---------

BALANCE, May 31, 1997                    13,693,758        137         42,559       -            29,512         72,208

Net earnings                                  -             -           -           -             4,430          4,430

Exercise of stock options and
  stock issued under employee
  stock purchase plan (Note 9)              149,547          1          1,175       -             -              1,176

Tax benefit relating to
  employee stock options                      -             -              46       -             -                 46
                                       ------------       ----        -------     -------      -------       ---------

BALANCE, May 31, 1998                    13,843,305        138         43,780       -            33,942         77,860

Net earnings                                  -             -           -           -             8,908          8,908

Exercise of stock options and
  stock issued under employee
  stock purchase plan (Note 9)              155,885          2            902       -             -                904

Tax benefit relating to
  employee stock options                      -             -              36       -             -                 36

Purchase of Treasury stock -
  net                                         -             -           -          (6,498)        -             (6,498)
                                       ------------       ----        -------     -------      --------      ---------

BALANCE, May 31, 1999                    13,999,190       $140        $44,718     $(6,498)     $ 42,850      $  81,210
                                       ============       ====        =======     =======      ========      =========

See notes to consolidated financial statements.

PERIPHONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                        Year Ended May 31,
                                                                                        ------------------
                                                                                   1999         1998        1997
                                                                                   ----         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                  $  8,908     $  4,430    $12,637
  Adjustments to reconcile net earnings to net cash
  and cash equivalents provided by operating activities:
    Depreciation and amortization                                                  5,983        5,128      3,725
    Provision for losses on accounts receivable                                      565          266        110
    Provision for inventory reserves                                               1,454          449        418
    Deferred income taxes                                                           (207)        (506)      (183)
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                             (8,031)      (2,252)   (12,016)
      Increase in inventories                                                     (3,466)      (1,657)    (2,179)
      Increase in prepaid expenses and other current assets                         (466)        (156)      (276)
      Increase in other assets                                                       (71)         (68)       (90)
      Increase in accounts payable and accrued expenses and
        other current liabilities                                                  9,132        1,548      5,140
                                                                                --------     --------    -------

         Net cash and cash equivalents provided by
            operating activities                                                  13,801        7,182      7,286
                                                                                --------     --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net                                 (6,522)      (7,653)   (10,251)
  Purchases of short-term investments                                            (17,785)     (21,723)    (6,283)
  Proceeds from the sale of short term investments                                27,818       10,690     14,886
                                                                                --------     --------    -------

         Net cash and cash equivalents provided by (used in)
           investing activities                                                    3,511      (18,686)    (1,648)
                                                                                --------     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                                      (6,498)       -          -
  Proceeds from stock options exercised including related
    tax benefits                                                                     940        1,222        790
                                                                                --------     --------    -------

         Net cash and cash equivalents (used in) provided
            by financing activities                                               (5,558)       1,222        790
                                                                                --------     --------    -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              11,754      (10,282)     6,428

CASH AND CASH EQUIVALENTS, beginning of year                                      14,810       25,092     18,664
                                                                                --------     --------    -------

CASH AND CASH EQUIVALENTS, end of year                                          $ 26,564     $ 14,810    $ 25,092
                                                                                ========     ========     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
    Income taxes                                                                $  2,106     $  3,976    $ 5,211
                                                                                ========     ========    =======


See notes to consolidated financial statements.

PERIPHONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     1. DESCRIPTION OF BUSINESS

     Periphonics Corporation and subsidiaries (the "Company") develops, markets and supports products and professional services for Computer Telephony Integration (CTI) and for Telecom Enhanced Network Services using technologies such as interactive voice response (IVR), speech input, messaging, fax, and web browsers. The Company's products and services automate call transaction processing, increase call-center agent productivity, and often create new revenue streams for its customers.

     2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Principles of consolidation - The consolidated financial statements include the accounts of Periphonics Corporation and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     b. Revenue recognition - Sales of standard products are recognized when products are shipped. Sales of custom software (either as a portion of system orders or as add-on orders) are recognized upon customer acceptance. For both standard products and custom software, sales are recorded only after it is determined that the Company has no significant remaining obligations and collectibility of the resulting receivable is probable. Maintenance revenues (including postcontract customer support) and other revenues (including revenues relating to insignificant obligations at the time sales are recorded) are recognized ratably over applicable contractual periods or as service is performed.

     Standard products and custom software are sold with limited warranties, generally for 60 days. Warranty expense for the fiscal years ended May 31, 1999, 1998 and 1997 was not material.

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

     e. Investments - The Company follows the provisions of Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments In Debt and Equity Securities." At May 31, 1999 and 1998, the Company's investments consisted of U.S. Government and Agency bonds with original maturities of greater than three months and remaining maturities of less than one year. Such debt securities are classified as held-to-maturity because the Company has the positive intent and ability to hold the investments to maturity. Held-to-maturity investments are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts.

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

     h. Impairment of Long-Lived Assets - In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews its long-lived assets, including property, plant and equipment, identifiable intangibles and software development costs for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. No impairment losses have been recognized in the accompanying consolidated financial statements.

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

     k. Earnings per share - Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is based on the weighted average number of shares of common stock and the dilutive effect of options and warrants outstanding during the period, computed in accordance with the treasury stock method.

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

     m. Fair Value of Financial Instruments - Financial instruments consist primarily of investments in cash equivalents, short-term investments, trade accounts receivable, accounts payable and accrued expenses. At May 31, 1999 and 1998, the carrying amount for each of these financial instruments is assumed to approximate fair value because of the short maturities of these instruments.

     n. Stock-based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

     o. Comprehensive Income - In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's consolidated financial statements.

3.   ACCOUNTS RECEIVABLE
                                                        1999              1998
                                                        ----              ----
     Billed                                        $   34,558       $   23,957
     Unbilled                                          10,629           13,764
                                                   ----------       ----------
                                                   $   45,187       $   37,721
                                                   ==========       ==========

     Unbilled receivables primarily relate to sales recorded on standard products which have been shipped, but have not yet been finally accepted by the customer. The Company has no significant remaining obligations relating to these unbilled receivables and collectibility is probable (see Note 2b). Substantially all unbilled receivables as of May 31, 1998 were collected during fiscal 1999. All unbilled receivables as of May 31, 1999 are expected to be collected in less than one year.

4.   INVENTORIES
                                                        1999              1998
                                                        ----              ----
     Raw materials                                 $    8,730        $   8,528
     Work-in-process                                    7,348            5,538
                                                   ----------        ---------
                                                   $   16,078        $  14,066
                                                   ==========        =========

5.   PROPERTY, PLANT AND EQUIPMENT, net

                                                                 Useful Lives         1999              1998
                                                                 ------------         ----              ----
                                                                  (in years)
     Land                                                                          $      906       $      906
     Building and improvements                                        40                7,877            7,156
     Machinery, equipment, furniture and fixtures                    3-10              30,370           25,674
     Customer service equipment                                        5                7,454            7,157
                                                                                   ----------       ----------
                                                                                       46,607           40,893
     Less accumulated depreciation                                                     26,535           21,395
                                                                                   ----------       ----------
                                                                                   $   20,072       $   19,498
                                                                                   ==========       ==========

     Depreciation expense relating to property, plant and equipment amounted to approximately $5,948, $5,107 and $3,702 for the years ended May 31, 1999, 1998 and 1997, respectively.

6.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                                                       1999              1998
                                                                                       ----              ----
     Customer advance payments                                                     $    9,929       $   7,611
     Accrued payroll, commissions, bonuses,
       fringe benefits and payroll taxes                                                4,970           2,661
     Income taxes payable                                                               3,792           1,337
     Other accrued expenses                                                             4,792           2,719
                                                                                   ----------       ---------
                                                                                   $   23,483       $  14,328
                                                                                   ==========       =========

     7. LINE OF CREDIT

     In November 1997, the Company increased its unsecured line of credit from $8 million to $15 million. There were no borrowings against such line of credit at May 31, 1999 or 1998. Any borrowings on this line of credit will bear interest at the prime rate (7.75 percent at May 31, 1999) or the LIBOR rate plus
1.25 percent. The line of credit expires on November 30, 1999.

     8. INCOME TAXES

     The provision for income taxes consists of the following:

                                                                     1999             1998              1997
                                                                     ----             ----              ----
     Current:
       Federal                                                    $   1,331         $  1,809           $ 5,880
       State and local                                                  365              596             1,827
       Foreign                                                        2,899               45                59
                                                                  ---------         --------           -------

                                                                      4,595            2,450             7,766
                                                                  ---------         --------           -------
     Deferred:
       Federal                                                         (197)            (368)             (136)
       State and local                                                  (10)             (92)              (47)
                                                                  ---------         --------           -------
                                                                       (207)            (460)             (183)
                                                                  ---------         --------           -------

              Total                                               $   4,388         $  1,990           $ 7,583
                                                                  =========         ========           =======

     Domestic and foreign components of income before income taxes for the years ended May 31, 1999, 1998 and 1997 are as follows:

                                                                     1999             1998              1997
                                                                     ----             ----              ----

     Domestic                                                     $   4,741         $  6,513           $ 19,489
     Foreign                                                          8,555              (93)               731
                                                                  ---------         --------           --------

     Total                                                        $  13,296         $  6,420           $ 20,220
                                                                  =========         ========           ========

     The difference between the statutory Federal tax rate and the Company's effective tax rate is as follows (as a percentage of pretax earnings):

                                                                       1999             1998              1997
                                                                       ----             ----              ----
     Statutory Federal income tax rate                                 34.0%           34.0%              34.0%
     State and local income taxes (net of Federal tax benefit)          1.8              6.1               5.8
     Exempt income of foreign sales corporation                        (1.3)            (1.0)             (1.4)
     Research and development tax credits                              (5.1)           (11.6)             (1.9)
     Other                                                              3.6              3.5               1.0
                                                                      -----            -----             -----

     Effective tax rate                                               33.0%            31.0%              37.5%
                                                                      ====             ====              =====

     At May 31, 1999, 1998 and 1997, the deferred tax assets and liabilities consisted of:

                                            1999                          1998                    1997
                                ----------------------------     ----------------------   ----------------------
                                     Net             Net             Net         Net          Net        Net
                                   Current        Long-term        Current    Long-term     Current   Long-term
                                  Deferred        Deferred        Deferred    Deferred     Deferred   Deferred
                                     Tax             Tax             Tax         Tax          Tax        Tax
                                   Assets        Liabilities       Assets    Liabilities    Assets    Liabilities
                                  --------       -----------      --------   -----------   --------   -----------
     Accounts receivable          $  618          $    -         $   467      $     -     $   397       $    -
     Inventories                     725               -             751            -         710            -
     State tax credit
       carryforwards                  32               -              32            -          32            -
     Unrealized foreign
       exchange losses               477               -             391            -         218            -
     Property, plant, and
       equipment                       -             104               -          156           -          332
     Other                             -               -              53          (10)         53          (10)
     Net operating loss carry-
       forwards of foreign
       subsidiaries                  175               -             100            -         366            -
                                  ------          ------          ------      -------      ------       ------
                                   2,027             104           1,794          146       1,776          322
       Less valuation allowance      175               -             107            -         419            -
                                  ------          ------          ------      -------      ------       ------
     Total                        $1,852          $  104         $ 1,687      $   146     $ 1,357       $  322
                                  ======          ======         =======      =======     =======       ======

     The valuation allowance increased by approximately $68 during fiscal 1999 and decreased by $312 in fiscal 1998. This is primarily the result of the change in net operating loss carryforwards of a foreign subsidiary.

     9. STOCKHOLDERS' EQUITY

     a. Stock option plans - The Company maintains two stock option plans pursuant to which an aggregate of approximately 2,400,000 shares of common stock may be granted.

     The 1995 Stock Option Plan (the "1995 Plan") has 2,200,000 shares of common stock reserved for issuance upon the exercise of options designated as either [i] incentive stock options ("ISOs") under the Internal Revenue Code, or [ii] non-qualified options. ISOs may be granted under the 1995 Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. Each option vests in four annual installments of 25 percent each on the first, second, third and fourth anniversary of the date of grant. Options granted under the 1995 Option Plan may not be granted at a price less than the fair market value of the Company's common stock on the date of grant (or 110 percent of fair market value in the case of persons holding 10 percent or more of the voting stock of the Company) and expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10 percent or more of the voting stock of the Company).

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

                                                                                               Weighted
                                                  Shares              Option Price           Average Price
                                                  ------              ------------           -------------
         Balance, June 1, 1997                      670,900        $  1.00 - $31.00            $    10.23

         Options granted                            278,000        $  8.75 - $20.50            $    12.80
         Options exercised                          (46,000)       $  7.00 - $15.50            $     8.22
         Options canceled                            22,500        $  8.75 - $15.50            $    12.10
                                                    -------        ----------------            ----------

         Balance, May 31, 1998                      880,400        $  1.00 - $31.00            $    11.38

         Options exercisable at
           May 31, 1998                             302,200        $  1.00 - $31.00            $     8.08

         Options granted                          1,159,200        $  6.63 - $12.63            $     7.28
         Options exercised                          (14,000)       $  1.68 - $ 7.00            $     4.34
         Options canceled                          (637,700)       $  6.75 - $31.00            $    12.44
                                                  ---------        ----------------            ----------

         Balance, May 31, 1999                    1,387,900        $  1.68 - $15.50            $     7.72
                                                  =========        ================            ==========

         Options exercisable at
           May 31, 1999                             276,700        $  1.68 - $15.50            $     7.39
                                                  =========        ================            ==========

                                                    Options Outstanding              Options Exercisable
                                                    -------------------              -------------------
                                                Weighted Avg.      Weighted                         Weighted
                                                  Remaining        Average                          Average
                                Number           Contractual       Exercise         Number          Exercise
         Exercise Prices     Outstanding          Life (yrs)         Price        Exercisable         Price
         ---------------     -----------       -------------       --------       -----------       --------

               $  1.68             68,000           3.89           $   1.68             68,000       $   1.68
          $  6.63 - $  6.76       568,700           4.37           $   6.75                  0       $      -
          $  6.94 - $  7.63       537,000           3.78           $   7.43            120,500       $   7.00
          $  8.53 - $ 11.75        86,200           2.64           $  10.15             34,950       $   9.94
          $ 12.63 - $ 12.88        67,000           3.03           $  12.63             20,250       $  12.80
          $ 14.00 - $ 14.13        35,000           2.59           $  14.43             20,000       $  14.05
              $ 15.50              26,000           2.03           $  15.50             13,000       $  15.50
                              -----------                                          -----------

                                1,387,900                                              276,700
                              ===========                                          ===========

     There are 813,000 shares available for future grant under the 1995 plan.

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


                                                                                               Weighted
                                                   Shares             Price Range            Average Price
                                                   ------             -----------            -------------
         Balance, May 31, 1997                         66,250      $ 8.88 - $ 19.25          $    13.33
         Options granted                               20,000             $9.50              $     9.50
                                                 ------------      ----------------          ----------

         Balance, May 31, 1998                         86,250      $ 8.88 - $ 19.25          $    12.44

         Options granted                               20,000            $ 7.88              $     7.88
                                                 ------------      ----------------          ----------

         Balance, May 31, 1999                        106,250      $ 7.88 - $ 19.25          $    11.58
                                                 ============      ================          ==========

         Options exercisable at
           May 31, 1999                                48,750      $ 8.88 - $ 19.25          $    12.41
                                                 ============      ================          ==========

                                                     Options Outstanding              Options Exercisable
                                                     -------------------              -------------------
                                                 Weighted Avg.     Weighted                         Weighted
                                                  Remaining         Average                          Average
                                Number           Contractual       Exercise         Number          Exercise
         Exercise Prices     Outstanding          Life (yrs)         Price        Exercisable         Price
         ---------------     -----------         ------------      --------       -----------       --------
               $  7.88            20,000             4.40          $  7.88                 0         $  7.88
               $  8.88            26,250             1.07          $  8.88            18,750         $  8.88
               $  9.50            20,000             3.45          $  9.50             5,000         $  9.50
               $ 13.25            20,000             1.41          $ 13.25            15,000         $ 13.25
               $ 19.50            20,000             2.44          $ 19.50            10,000         $ 19.50
                              ----------                                           ---------

                                 106,250                                              48,750
                              ==========                                           =========

     There are 90,000 shares available for future grants under the Directors Plan. No options have been canceled under this plan.

     b. Additional Stock Plan Information - As discussed in Note 2, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock options awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997: expected life,
1.25 years following vesting; stock volatility of 77 percent in 1999, 73 percent in 1998 and 78 percent in 1997, risk free interest rate of 5.4 percent in 1999 and 6.0 percent in 1998 and 1997 and no dividends during the expected term. The

Company's calculations are based on a multiple option in 1999 and valuation approach and forfeitures are recognized as they occur. The impact of outstanding non-vested stock options granted prior to June 1, 1995 has been excluded from the pro forma calculation; accordingly, pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

                                                                            Fiscal Year Ended May 31,
                                                                            -------------------------
                                                                     1999             1998              1997
                                                                     ----             ----              ----
         Net income:
           As reported                                            $  8,908          $  4,430           $ 12,637
           Pro forma                                              $  7,645          $  3,238           $ 11,872
         Basic earnings per share:
           As reported                                            $   0.66          $   0.32           $   0.93
           Pro forma                                              $   0.57          $   0.24           $   0.87
         Diluted earnings per share:
           As reported                                            $   0.65          $   0.32           $   0.90
           Pro forma                                              $   0.56          $   0.23           $   0.85

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

     d. Employee Stock Purchase Plan - During 1996, the Company adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions during two offering periods, December 1 through May 31 and June 1 through November 30. During 1998, the Company revised the offering periods to October 1 through March 31 and April 1 through September 30. The purchase price is an amount equal to 85% of the fair market value of a share of common stock on the first or last day of the offering period, whichever is lower. The aggregate number of shares purchased by an employee may not exceed a number of shares determined by dividing $12,500 by the fair market value of a share of the Company's common stock on the first day of the offering period. The stock purchase plan expires on August 10, 2005. A total of 800,000 shares are available for purchase under the plan. 141,885 shares, 103,609 shares and 14,744 shares were issued under the plan during fiscal years 1999, 1998 and 1997 at an average price of $6.03, $9.84 and $14.24, respectively.

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

     b. Employment contracts - The Company has employment contracts with five officers. The contracts terminate on May 31, 2002 and allow for aggregate annual base compensation as well as annual bonuses to be determined in accordance with the provisions of the Company's performance incentive plan. In addition, these employment contracts automatically self renew for consecutive two year terms unless at least one year prior to the expiration of the existing term either party gives notice of cancellation.

     c. Stock repurchase agreements - The Company has agreements with certain stockholders of the Company. The agreements require the Company to maintain life insurance on the life of each of the specified stockholders in amounts as defined in the agreement and grant the estate of a deceased stockholder a put option which would require the Company to redeem a portion of the shares of common stock owned by the estate. The maximum number of such shares to be redeemed shall be determined by dividing the fair market value of a share on the date of death into the net life insurance proceeds received by the Company upon the death of such deceased stockholder. The stock repurchase agreements were terminated subsequent to year-end.

     d. Legal matters - On July 7, 1998, Lucent Technologies, Inc. ("Lucent") filed a patent infringement action in the United States District Court in the District of Delaware alleging that the Company infringed some nine patents of Lucent. The Company believes the claims contained in the lawsuit are without merit and, in an answer filed on September 24, 1998, denied the substantive elements of Lucent's lawsuit and set forth affirmative defenses and made counterclaims against Lucent. The Company is involved in certain other legal matters in the normal course of business. The Company's management does not believe that resolution of these matters will have a material adverse effect on the Company's consolidated financial statements.

     e. Concentration of industry and credit risk - The Company grants credit to geographically diversified customers primarily in the telecommunications and financial services industry. The Company is broadening its vertical market focus to include additional industries such as government, higher education, healthcare services, transportation, electric and water utilities and distribution companies. No one customer accounted for more than 10 percent of total revenues during fiscal 1999, 1998 and 1997.

     f. Lease agreements - The Company has entered into operating leases for certain sales and service locations, automobiles and office equipment. Future minimum annual lease payments under noncancelable operating leases are:

           Year Ending May 31,
           -------------------
                 2000                                         $    3,152
                 2001                                              2,291
                 2002                                              2,108
                 2003                                              1,597
                 2004                                                968
                 Thereafter                                        4,100
                                                                  ------
                                                              $   14,216
                                                                  ======

     Rental expense was $3,098, $2,860 and $1,065 during the years ended May 31, 1999, 1998 and 1997, respectively.

     11. INDUSTRY SEGMENTS AND OPERATIONS BY GEOGRAPHIC AREA

     In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for the way in which public business enterprises report information about operating segments in annual financial statements.

     The Company operates in two reportable segments: sales and maintenance of interactive voice response systems. Summarized financial information concerning the Company's reportable segments is shown in the following table. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The "Corporate" Column includes corporate related items not allocated to reportable segments and the elimination of intercompany transactions. Identifiable assets are those tangible and intangible assets used in operations in each reportable segment.

                                                            System         Maintenance     Corporate        Total
                                                            ------         -----------     ---------        -----
      Year Ended May 31, 1999

      Total Revenues                                      $   107,364     $   34,893     $         -     $    142,257
                                                          ===========     ==========     ===========     ============
      Interest Income                                     $         -     $        -     $     1,182     $      1,182
                                                          ===========     ==========     ===========     ============
      Depreciation and amortization expense               $     2,366     $    1,741     $     1,876     $      5,983
                                                          ===========     ==========     ===========     ============
      Earnings before provision for income taxes          $    11,447     $   12,192     $   (10,343)    $     13,296
                                                          ===========     ==========     ===========     ============
      Income Tax Expense                                  $     3,778     $    4,024     $    (3,414)    $      4,388
                                                          ===========     ==========     ===========     ============
      Capital Expenditures                                $     2,597     $    1,622     $     2,303     $      6,522
                                                          ===========     ==========     ===========     ============
      Identifiable assets                                 $    57,617     $   11,570     $    43,860     $    113,047
                                                          ===========     ==========     ===========     ============

      Year Ended May 31, 1998
      Total Revenues                                      $    87,618     $   29,681     $         -     $    117,299
                                                          ===========     ==========     ===========     ============
      Interest Income                                     $         -     $        -     $     1,272     $      1,272
                                                          ===========     ==========     ===========     ============
      Depreciation and amortization expense               $     1,847     $    1,476     $     1,805     $      5,128
                                                          ===========     ==========     ===========     ============
      Earnings before provision for income taxes          $     6,594     $    8,880     $    (9,054)    $      6,420
                                                          ===========     ==========     ===========     ============
      Income Tax Expense                                  $     2,044     $    2,753     $    (2,807)    $      1,990
                                                          ===========     ==========     ===========     ============
      Capital Expenditures                                $     2,766     $    1,225     $     3,662     $      7,653
                                                          ===========     ==========     ===========     ============
      Identifiable assets                                 $    49,299     $    9,873     $    41,435     $    100,607
                                                          ===========     ==========     ===========     ============

      Year Ended May 31, 1997
      Total Revenues                                      $    86,144     $   25,100     $         -     $    111,244
                                                          ===========     ==========     ===========     ============
      Interest Income                                     $         -     $        -     $     1,242     $      1,242
                                                          ===========     ==========     ===========     ============

      Depreciation and amortization expense               $     1,471     $    1,173     $     1,081     $      3,725
                                                          ===========     ==========     ===========     ============
      Earnings before provision for income taxes          $    19,678     $    7,792     $    (7,220)    $     20,220
                                                          ===========     ==========     ===========     ============
      Income Tax Expense                                  $     7,380     $    2,911     $    (2,708)    $      7,583
                                                          ===========     ==========     ===========     ============
      Capital Expenditures                                $     3,224     $    2,565     $     4,462     $     10,251
                                                          ===========     ==========     ===========     ============
      Identifiable assets                                 $    47,360     $    8,864     $    37,359     $     93,583
                                                          ===========     ==========     ===========     ============


     Information about the Company's operations in different geographic areas at May 31, 1999, 1998 and 1997, and the years then ended is presented below:

                                                                                    Year Ended May 31,
                                                                                    ------------------
                                                                           1999            1998            1997
                                                                           ----            ----            ----
     System Revenue and Maintenance Revenue:
     Sales to unaffiliated customers from:
       North America                                                     $ 109,339      $ 101,590        $  99,895
       Europe                                                               32,918         15,709           11,349
                                                                         ---------      ---------        ---------
     Total revenues to unaffiliated customers                              142,257        117,299          111,244
                                                                         ---------      ---------        ---------
     Transfers between geographic areas from:
       North America                                                        13,122          4,167            3,815
       Europe                                                                    -          -                -
                                                                         ---------      ---------        ---------
     Total transfers between geographic areas                               13,122          4,167            3,815
                                                                         ---------      ---------        ---------
     Eliminations                                                          (13,122)        (4,167)          (3,815)
                                                                         ----------     ---------        ---------
     Total revenues                                                      $ 142,257      $ 117,299        $ 111,244
                                                                         =========      =========        =========

     Earnings from Operations:
       North America                                                     $   3,350      $   5,030        $  18,686
       Europe                                                                9,240            625              428
       Eliminations                                                           (144)            40              (87)
                                                                         ----------     ---------        ---------
     Total earnings from operations                                      $  12,446      $   5,695        $  19,027
                                                                         =========      =========        =========
     Identifiable Assets:
       North America                                                     $ 113,534      $ 109,057        $  99,038
       Europe                                                               21,113         13,919           10,279
       Eliminations                                                        (21,600)       (22,369)         (15,734)
                                                                         ---------      ---------        ---------
     Total identifiable assets                                           $ 113,047      $ 100,607        $  93,583
                                                                         =========      =========        =========


     The activities of the Company's Mexican operation, which are not material for separate disclosure, are included in North America.

     Transfers between geographic areas are accounted for at cost, plus a reasonable profit. European cost of revenues for the years ended May 31, 1999, 1998 and 1997 includes approximately $2,165, $769 and $589, respectively, of intercompany gross profit earned by North America on system sales by Europe to third parties.

     Total revenues to customers outside the U.S. were $50,658, $38,335 and $36,380 for the years ended May 31, 1999, 1998, and 1997, respectively.

     Export sales from the Company's United States operations to unaffiliated customers were as follows:

                                                                     Year Ended May 31,
                                                          1999              1998             1997
                                                     -------------     -------------    -------------

         Pacific Rim                                   $   7,900         $  12,477        $  13,532
         The Americas (excluding the
           United States)                                  9,840            10,149           11,499
                                                       ---------         ---------        ---------
         Total                                         $  17,740         $  22,626        $  25,031
                                                       =========         =========        =========

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

                                                              Fiscal Year Ended May 31,
                                                      (In thousands, except per share amounts)
                                         1999                           1998                          1997
                               -------------------------     ------------------------     ---------------------------
                                                    Per                           Per                            Per
                                Income  Shares     Share     Income    Shares   Share      Income    Shares     Share

Basic EPS:
  Income available to
    common stockholders         8,908    13,443    $0.66     $4,430   13,765    $ 0.32    $12,637    13,641   $  0.93
Effect of dilutive securities:
  Options/warrants                  -       247    (0.01)         -      182         -          -       379     (0.03)
                                -----    ------    ------     -----   ------      ----    -------    ------   -------

Diluted EPS:
  Income available to
    common stockholders
    plus assumed
    exercises                   8,908    13,690    $0.65     $4,430   13,947    $ 0.32    $12,637    14,020   $  0.90
                               ======    ======    =====     ======   ======    ======    =======    ======   =======

     13. SUBSEQUENT EVENT (UNAUDITED)

     On August 24, 1999, the Company and Nortel Networks Corp. ("Nortel") entered into a definitive merger agreement, pursuant to which Nortel would acquire the common stock of the Company and the Company would become a wholly owned subsidiary of Nortel.

     The consideration will consist of newly issued Nortel common stock, having an aggregate market value of approximately $436 million. Under the terms of the agreement, each share of the Company will be converted into a fraction of a share of Nortel. The exchange ratio is equal to $29.23 divided by the average price of a Nortel share during a certain period before closing, in a range of
0.62 to 0.76.  During  this time,  if the  average  Nortel  share price is above
$47.15, the exchange ratio will be 0.62. If the average share price is below $38.46, the exchange ratio will be 0.76.

     The Company's Board of Directors has approved the agreement. The completion of the transaction is subject to approval of the Periphonics' shareholders, and the receipt of all necessary regulatory approvals.

                                                                     SCHEDULE II


PERIPHONICS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)




       COLUMN A                         COLUMN B                 COLUMN C                  COLUMN D       COLUMN E
       --------                         --------                 --------                  --------       --------
                                                                 Additions
                                                                 ---------
                                                                       Charged to
                                       Balance at        Charged to       Other                           Balance
                                        beginning         Cost and      Accounts -       Deductions -     at end of
     Descriptions                       of Period         Expenses       describe           describe       Period
     ------------                      ----------        ----------    -----------       ------------     ---------

Year ended May 31, 1999:
  Allowance for doubtful accounts        $ 1,266            $   565        $-               $ (48)(1)      $ 1,783
                                         =======            =======        ===              ======         =======
  Reserve for excess and
    obsolete inventory                   $ 1,232            $1,454         $-               $(166)(1)      $ 2,520
                                         =======            ======         ===              ======         =======

Year ended May 31, 1998:
  Allowance for doubtful accounts        $ 1,000            $266           $-               $ -            $ 1,266
                                         =======            ====           ===              =====          =======
  Reserve for excess and
    obsolete inventory                   $ 1,150            $449           $-               $(367)(1)      $ 1,232
                                         =======            ====           ===              =====          =======


Year ended May 31, 1997:
  Allowance for doubtful accounts        $   890            $110           $ -              $-             $ 1,000
                                         =======            ====           ===              =====          =======
  Reserve for excess and
    obsolete inventory                   $ 1,100            $418           $ -              $(368)(1)      $ 1,150
                                         =======            ====           ===              =====          =======

(1)  Amounts written off or disposed of.