Form 10-Q
period 1999-08-31
PERIPHONICS CORP
filed 1999-10-15
CIK 937598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File No.:        0-25592

                             PERIPHONICS CORPORATION
              (Exact Name of Registrant a specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: October 14, 1999

                              Class of               Number
                              Common Equity          of Shares
                              -------------          ---------

                              Common Stock,          13,334,390
                              Par value $.01

                             PERIPHONICS CORPORATION
                                AND SUBSIDIARIES


                                      INDEX



Part I. Financial Information                                                                 Page No.
-----------------------------                                                                 --------

Item 1. Financial Statements

         Consolidated Balance Sheets - August 31, 1999                                            3
         and May 31, 1999

         Consolidated Statements of Earnings - Three Months                                       4
         Ended August 31, 1999 and August 31, 1998

         Consolidated Statements of Cash Flows -Three Months                                      5
         Ended August 31, 1999 and August 31, 1998

         Notes to Unaudited Consolidated Financial Statements                                     6-7

Item 2. Management's Discussion and Analysis of Financial                                         8-12
         Condition and Results of Operations

Part II. Other Information                                                                        13

         Signatures                                                                               14


                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                               August 31, 1999  May 31, 1999
                                                                                                  (Unaudited)     (Audited)
                                                                                                  -----------     ---------
ASSETS
Current Assets:
Cash and cash equivalents ......................................................................   $  19,409    $  26,564
Short-term investments .........................................................................      11,841        1,000

Accounts receivables, less allowance for doubtful
    accounts of $1,783 and $1,783, respectively ................................................      45,374       45,187
Inventories ....................................................................................      17,037       16,078
Deferred income taxes ..........................................................................       2,120        1,852
Prepaid expenses and other current assets ......................................................       1,947        1,833
                                                                                                   ---------    ---------
   Total current assets ........................................................................      97,728       92,514

Property, plant and equipment, net .............................................................      20,218       20,072
Other assets ...................................................................................         478          461
                                                                                                   ---------    ---------
TOTAL ASSETS ...................................................................................   $ 118,424    $ 113,047
                                                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payables ..............................................................................   $   8,850    $   8,250
Accrued expenses and other current liabilities .................................................      23,718       23,483
                                                                                                   ---------    ---------
    Total current liabilities ..................................................................      32,568       31,733
Deferred income taxes ..........................................................................           7          104
                                                                                                   ---------    ---------
TOTAL LIABILITIES ..............................................................................      32,575       31,837
                                                                                                   ---------    ---------

Stockholders' Equity:
Preferred stock, par value $.01 per share, .....................................................        --           --
    1,000,000 shares authorized, none issued
Common stock, par value $.01 per share, ........................................................         140          140
    30,000,000 shares authorized, 14,108,390 issued and
    13,251,590 shares outstanding as of August 31, 1999; 13,999,190 shares issued and 13,142,390 shares outstanding as of May 31, 1999
Additional paid-in capital .....................................................................      45,423       44,718
Retained earnings ..............................................................................      46,784       42,850
                                                                                                   ---------    ---------
                                                                                                      92,347       87,708
Treasury stock at cost, 856,800 shares .........................................................      (6,498)      (6,498)
                                                                                                   ---------    ---------
    Total stockholders' equity .................................................................      85,849       81,210
                                                                                                   ---------    ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................................   $ 118,424    $ 113,047
                                                                                                   =========    =========


                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                               Three Months Ended
                                                                                                    August 31,
                                                                                               1999            1998
                                                                                               ----            ----

System revenues...............................................................                $32,904         $22,166
Maintenance revenues..........................................................                 10,244           8,239
                                                                                               ------         -------
   Total revenues.............................................................                 43,148          30,405
                                                                                               ------          ------
Cost of system revenues.......................................................                 15,230          10,380
Cost of maintenance revenues..................................................                  5,228           4,360
                                                                                               ------          ------
   Cost of revenues...........................................................                 20,458          14,740
                                                                                               ------          ------
Gross profit..................................................................                 22,690          15,665
                                                                                               ------          ------
Operating expenses:
    Selling, general and administrative.......................................                 11,313           9,777
    Research and development..................................................                  5,053           4,610
    Expenses associated with pending merger ..................................                    805             --
                                                                                               ------          ------
                                                                                               17,171          14,387
                                                                                               ------          ------
Earnings from operations......................................................                  5,519           1,278
                                                                                               ------          ------
Other income:
    Interest and other income.................................................                    308             333
    Foreign exchange gain ....................................................                    133             234
                                                                                               ------          ------
                                                                                                  441             567
                                                                                               ------          ------
Earnings before provision for income taxes....................................                  5,960           1,845
Provision for income taxes....................................................                  2,026             729
                                                                                               ------          ------
Net earnings..................................................................               $  3,934        $  1,116
                                                                                               ======          ======

Per share data:
Basic earnings................................................................                $  0.30         $  0.08
                                                                                               ======          ======
Diluted earnings..............................................................                $  0.28         $  0.08
                                                                                               ======          ======

Weighted average shares:
Basic.........................................................................                 13,205          13,852
                                                                                               ======          ======
Diluted.......................................................................                 14,187          13,937
                                                                                               ======          ======

                    PERIPHONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                    August 31,
                                                                                  1999     1998
                                                                                  ----     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings .............................................................   $  3,934    $  1,116
Adjustments to reconcile net earnings to net cash and cash
 equivalents used in operating activities:
   Depreciation and amortization .........................................      1,694       1,628
   Deferred income taxes .................................................       (365)       (202)
   Changes in operating assets and liabilities:
   Increase in accounts receivables ......................................       (187)       (331)
   Increase in inventories ...............................................       (959)     (1,970)
   (Increase) decrease in prepaid expenses and other current assets ......       (114)         95
   Increase in other assets ..............................................        (35)        (34)
   Increase (decrease) in accounts payable and accrued expenses
    and other current liabilities ........................................        835        (277)
                                                                             --------    --------
   Net cash and cash equivalents provided by operating activities ........      4,803          25
                                                                             --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, plant and equipment .........................     (1,822)     (1,952)
      Proceeds from sales of short-term investments.......................      1,000       7,615
      Purchases of short-term investments.................................    (11,841)     (7,796)
                                                                             --------    --------
      Net cash and cash equivalents used in financing activities .........    (12,663)     (2,133)
                                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchase of treasury stock .........................................       --        (2,263)
      Proceeds from stock options exercised including related tax benefits        705        --
                                                                             --------    --------
      Net cash and cash equivalents provided by (used in) financing
       activities ........................................................        705      (2,263)
                                                                             --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ................................     (7,155)     (4,371)

CASH AND CASH EQUIVALENTS beginning of year ..............................     26,564      14,810
                                                                             --------    --------
CASH AND CASH EQUIVALENTS, end of period .................................   $ 19,409    $ 10,439
                                                                             ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income Taxes .............................................................   $  1,010    $  2,183


                    PERIPHONICS CORPORATION AND SUBSIDIATIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

In the opinion of Periphonics Corporation and subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and the cash flows at August 31, 1999 and for all periods presented.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's May 31, 1999 Annual Report and Form 10-K as filed with the Securities and Exchange Commission.

The results of operations for the three months ended August 31, 1999 and August 31, 1998 are not necessarily indicative of the results to be expected for the full year. Dollar amounts are presented in thousands except per share amount.

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

3. INVENTORIES

Inventories consist of the following:

                                      August 31, 1999            May 31, 1999
                                      ---------------            ------------

       Raw material                       $ 7,527                  $ 8,730
       Work-in-proces                       9,510                    7,348
                                           ------                   ------
                                          $17,037                  $16,078
                                           ======                   ======


4. INDUSTRY SEGMENTS AND OPERATIONS BY GEOGRAPHIC AREA

In 1997, the Financial Accounting Standards Board issued SFAS NO. 131 "Disclosures about Segments of an Enterprise and Related Information," which established standards for the way in which public business enterprises report information about operating segments in annual financial statements.

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



Quarter Ended August 31, 1999                                 System      Maintenance       Corporate        Total
                                                              ------      -----------       ---------        -----
Total Revenues                                                $32,904       $10,244           $  -           $43,148
                                                              =======       =======           ========       =======
Interest Income                                               $             $   -             $    308       $   308
                                                              =======       =======           ========       =======
Depreciation and amortization expense                         $   668       $   469           $    557       $ 1,694
                                                              =======       =======           ========       =======
Earnings before provision for income taxes                    $  5850       $ 3,777           $ (3,667)      $ 5,960
                                                              =======       =======           ========       =======
Income Tax Expense                                            $ 1,989       $ 1,284           $ (1,247)      $ 2,026
                                                              =======       =======           ========       =======
Capital Expenditures                                          $   666       $   649           $    507       $ 1,822
                                                              =======       =======           ========       =======
Identifiable assets                                           $59,690       $10,649           $ 48,085      $118,424
                                                              =======       =======           ========      ========

Quarter Ended August 31, 1998
Total Revenues                                                $22,166       $ 8,239           $    -         $30,405
                                                              =======       =======           ========       =======
Interest Income                                               $   -         $   -             $    333       $   333
                                                              =======       =======           ========       =======
Depreciation and amortization expense                         $   628       $   452           $    548       $ 1,628
                                                              =======       =======           ========       =======
Earnings before provision for income taxes                    $   902       $ 2,712           $ (1,769)      $ 1,845
                                                              =======       =======           ========       =======
Income Tax Expense                                            $   356       $ 1,071           $   (698)      $   729
                                                              =======       =======           ========       =======
Capital Expenditures                                          $   796       $   624           $    532       $ 1,952
                                                              =======       =======           ========       =======
Identifiable assets                                           $51,699       $10,123           $ 37,265       $99,087
                                                              =======       =======           ========       =======



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Three Months Ended August 31, 1999 compared to Three Months Ended August 31,1998

     Total Revenues. Total revenues increased by 41.9% to $43.1 million in the first three months of fiscal 2000 from $30.4 million in the comparable period of the prior fiscal year. System revenues increased by 48.4% to $32.9 million in the first three months of fiscal 2000 compared with $22.2 million in the same period in the prior fiscal year. The increase in system revenues was due to a 16.4% increase in domestic sales and a 111.5% increase in international sales. The increase in system revenues was primarily due to an increase in unit sales volume. Maintenance revenues increased by 24.3% to $10.2 million in the first three months of fiscal 2000 compared with $8.2 million in the same period of the prior fiscal year, primarily due to additions to the service base.

     Gross Profit. The Company's gross profit increased by $7.0 million or 44.8% to $22.7 million in the first three months of fiscal 2000 compared with $15.7 million in the comparable period of the prior fiscal year. Gross profit as a percentage of total revenues increased to 52.6% in the first three months of fiscal 2000 compared with 51.5% in the comparable period of the prior year. Gross profit on system revenues increased by $5.9 million to $17.7 million in the first three months of fiscal 2000 compared with $11.8 million in the comparable period of the prior fiscal year. The gross margin on system revenues increased to 53.7% in the first three months of fiscal 2000 compared with 53.2% in the same period of the prior fiscal year. The Company attributes this increase primarily to the product mix during the current three month period, with a larger percentage of higher margin standard hardware and software products and to an improved margin on custom programming revenues.

     Gross profit on maintenance revenues increased by $1.1 million, or 29.3% to $5.0 million in the first three months of fiscal 2000 compared with $3.9 million in the comparable period of the prior fiscal year. Gross margins on maintenance revenues increased to 49.0% in the first three months of fiscal 2000 compared with 47.1% in the comparable period of the prior fiscal year. The increase in margin was attributed to the addition of more units to the service base partially offset by higher costs to support organizational growth.

     Selling, General and Administrative Expenses. Selling, General and Administrative ("SG&A") expenses were $11.3 million (before expenses of approximately $0.8 million associated with the pending merger), or 26.2% of total revenues, compared with $9.8 million, or 32.2% of total revenues, for the first three months of fiscal 2000 and 1999, respectively. SG&A expenses including expenses associated with the pending merger with Nortel Networks were $12.1 million, or 28.1% of total revenues. The increased expense level can be attributed primarily to costs associated with supporting an increased level of sales volume.

     Research and Development Expenses. Research and Development ("R&D") expenses, primarily for new products and features, increased 9.6% to $5.1 million, or 11.7% of total revenues, compared with $4.6 million, or 15.2% of total revenues, for the first three months of fiscal 2000. The increase in the dollar amount of R&D expenses reflects the continued efforts of the Company to broaden the scope of its product offerings in order to address growth opportunities in the marketplace. R&D expenses are charged to operations as incurred, and no software development costs have been capitalized. The Company expects such expenditures to continue to increase, although such expenses as a percentage of total revenues may vary from period to period.

     Other Income (Expense). Other income was $0.4 million and $0.6 million for the three months ended August 31, 1999 and 1998, respectively. Interest and other income was $0.3 million for the three months ended August 31, 1999 and 1998, respectively. The Company had a foreign exchange gain of $0.1 million in the three months ended August 31, 1999 compared to a foreign exchange gain of $0.2 million for the three months ended August 31, 1998. To the extent the Company is unable to match revenue received in foreign currencies with expenses paid in the same currency, it is exposed to fluctuations in international currency transactions.

     Income Taxes. Variations in the customary relationship between the provision for income taxes and the statutory income tax rate primarily result from the utilization of research and development tax credits, state and local income taxes, and exempt income of the Company's foreign sales corporation. The Company's effective income tax rates were 34.0% and 39.5% for the three months ended August 31, 1999 and August 31, 1998, respectively.

     Foreign Operations. The Company's European subsidiary operated at a profit of approximately $2.1 million during the three months ended August 31, 1999 as compared to a profit of $0.7 million during the three months ended August 31, 1998. This profit was attributed to an increase in gross profit primarily attributable to an increase of approximately 203% in system revenues and an increase of approximately 48% in maintenance revenues offset in part by increased SG&A expenses to support the expansion of the sales and marketing effort. Transfers from the Company's North American operations to its European subsidiary are accounted for at cost, plus a reasonable profit. The cost of revenues for the Company's European subsidiary includes approximately $0.7 million and $0.2 million of intercompany gross profit earned by the Company's North American operations on system revenues by the European subsidiary to third parties during the three months ended August 31, 1999 and August 31, 1998 respectively.

Liquidity and Capital Resources

     The Company's principal cash requirement to date has been to fund working capital and capital expenditures in order to support the growth of revenues. Historically, the Company has primarily financed this requirement through cash flow from operations, bank borrowings and two Public Offerings for the Company's Common Stock in 1995, which resulted in an aggregate of $41.1 million of net proceeds to the company. Cash flow from operations was $4.8 million and breakeven for the three months ended August 31, 1999 and 1998, respectively. The Company's investing activities included capital expenditures totaling $1.8 million and $2.0 million during the three months ended August 31, 1999 and August 31, 1998, respectively. The Company has not repurchased any shares of the Company's Common Stock since May 31, 1999. At August 31, 1999 the Company had working capital of $65.2 million, including $31.3 million of cash and cash equivalents and short-term investments. The Company expects its working capital needs to increase along with future revenue growth.

     The Company believes that its existing sources of working capital and borrowing available under its revolving line of credit will be sufficient to fund its operations and capital expenditures for at least 12 months. The Company does not currently have any material commitments for capital expenditures. The Company has a $15.0 million unsecured line of credit with a bank which expires on November 30, 1999. As of August 31, 1999 the Company had no borrowings under this line of credit. Any borrowing under this line of credit will bear interest at the prime rate or LIBOR plus 125 basis points.

     At August 31, 1999, current assets and current liabilities increased by $5.2 million and $0.8 million, respectively, compared to May 31, 1999. Current assets increased primarily as a result of an increase in cash and cash equivalents and short term investments. Current liabilities increased primarily due to higher accounts payable.

     The average days sales outstanding (calculated by dividing the net accounts receivable at the balance sheet date for each period by the average sales per day during the quarter immediately preceding the balance sheet date) for this period were approximately 97 days. The average days sales outstanding were 94 days, 107 days, and 111 days at May 31, 1999, 1998 and 1997 respectively.

     The Company's inventory increased to $17.0 million as of August 31, 1999 from $16.1 million as of May 31, 1999.


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

As a result of the program to upgrade mission critical internal information systems to Y2K compliance, the Company believes that said systems are already or will be Y2K compliant prior to the year 2000. The Company cannot be completely certain that it has identified and will resolve all Y2K compliance issues with its internal information systems in a timely manner, in which case the expenses associated with such efforts could become be significant, or that such issues will not have a material adverse effect on the Company's business, operating results and financial condition.

The Company has made a thorough analysis and test of its products and believes that its current products are Year 2000 compliant. The Company's assessment of its current products is partially dependent upon the accuracy of representations concerning Year 2000 compliance made by suppliers, such as Sun and Microsoft, among others. Many of the Company's customers are, however, using earlier versions of the Company's products, which may not be Year 2000 compliant. The Company has implemented programs to proactively notify such customers of the risks associated with using these products and to actively encourage such customers to upgrade to the Company's current products and perform application audits.

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

Certain Factors That May Affect Future Results

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are so-called "forward-looking statements" and not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing market, acceptance, litigation, risks in product and technology development and other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports including this Form 10-Q for the fiscal quarter ended August 31, 1999 and its Form 10-K for the fiscal year ended May 31, 1999.

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

Historically, the size and timing of the Company's revenues transactions have varied substantially from quarter to quarter, with a substantial percentage of orders and deliveries occurring in the final weeks of a quarter, and the Company expects such variations to continue in future periods. Because a significant portion of the Company's overhead is fixed in the short-term, the Company's results of operations may be materially adversely affected if revenues fall below the Company's expectations. Generally, the Company's inventory of computer and telephony hardware is determined by the Company's forecast of revenues during the future periods. If management's forecast of product revenues and product mix prove to be inaccurate, the Company may not have the necessary inventory available to deliver systems in a timely manner which may have a material adverse effect on the Company's results of operations during such period.

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

          None

Item 3. Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

On August 24, 1999, the Company and Nortel Networks Corp. ("Nortel Networks") entered into a definitive merger agreement, pursuant to which Nortel Networks would acquire the common stock of the Company and the Company would become a wholly owned subsidiary of Nortel Networks.

The consideration will consist of newly issued Nortel Networks common stock, having an aggregate market value of approximately $436 million. Under the terms of the agreement, each share of the Company will be converted into a fraction of a share of Nortel Networks. The exchange ratio is equal to $29.23 divided by the average price of a Nortel Networks share during a certain period before closing, in a range of 0.62 to 0.76. During this time, if the average Nortel Networks share price is above $47.15, the exchange ratio will be 0.62. If the average share price is below $38.46, the exchange ratio will be 0.76.

The Company's Board of Directors has approved the merger and the merger agreement. The completion of the merger is subject to approval of the
Periphonics'   shareholders,   and  the  receipt  of  all  necessary  regulatory
approvals.

Item 6.  Exhibits and Reports on Form 8-K

On August 27, 1999, the Company filed a Form 8-K disclosing that it had entered into a definitive merger agreement with Nortel Networks whereby Nortel Networks, subject to the approval of the Company's shareholders, would acquire the Company in a stock for stock transaction as described in Item 5 of this Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PERIPHONICS CORPORATION
                                             Registrant

                                          By: /s/ Peter J. Cohen
                                             -------------------
                                             Peter J. Cohen
                                             Chairman of the Board, President
                                             And Chief Executive Officer
                                            (Principal Operating Officer)



                                         By: /s/ Kevin J. O'Brien
                                            ---------------------
                                            Kevin J. O'Brien
                                            Chief Financial Officer, Vice
                                            President-Finance and Administration
                                            (Principal Accounting Officer),
                                            Secretary and Director


Date: October 15, 1999